Form 10-Q
period 1996-03-31
NEW WEST EYEWORKS INC
filed 1996-05-14
CIK 914538

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


\X\      QUARTERLY   REPORT   PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 30, 1996

                                     OR

\ \      TRANSITION   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from        to
                                        ----      ----

                         Commission file number 1-12740


                            NEW WEST EYEWORKS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                   34-1589514
 ------------------------              ------------------------------------
 (State of incorporation)              (I.R.S. Employer Identification No.)


2104 West Southern Avenue, Tempe, Arizona            85282
- - - ----------------------------------------           ----------
(Address of principal executive offices)           (Zip Code)

                                 (602) 438-1330
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                        ---    ---
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value:  3,763,036 (as of March 30, 1996)
- - - ----------------------------------------------------------------

                            NEW WEST EYEWORKS, INC.

INDEX                                                              Page
- - - -----                                                              ----

PART I--FINANCIAL INFORMATION......................................  3

Item 1.  Financial Statements......................................  3

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.....................  7

PART II--OTHER INFORMATION......................................... 12

Item 1.  Legal Proceedings......................................... 12

Item 6.  Exhibits and Reports on Form 8-K.......................... 12

                            NEW WEST EYEWORKS, INC.

                        PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            NEW WEST EYEWORKS, INC.
                           CONSOLIDATED BALANCE SHEET

                                                        MARCH 30,       DECEMBER 30,
                                                          1996             1995
                                                       ---------       -------------
                                                      (UNAUDITED)
                                   ASSETS
Current Assets:
   Cash and cash equivalents                          $    183,000     $    241,000
   Accounts receivable                                   1,099,000          999,000
   Inventory                                             3,487,000        3,132,000
   Other current assets                                    125,000           78,000
                                                      ------------     ------------
        Total current assets                             4,894,000        4,450,000

Property and equipment, net                              6,751,000        6,656,000
Goodwill                                                   573,000          596,000
Other assets                                                32,000           32,000
                                                      ------------     ------------
        Total assets                                  $ 12,250,000     $ 11,734,000
                                                      ============     ============
         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                   $  5,880,000     $  5,755,000
   Accrued expenses                                      2,528,000        3,096,000
   Deferred warranty revenues                              331,000          348,000
   Notes payable and capital lease obligations,
     current portion                                       914,000          235,000
                                                      ------------     ------------
        Total current liabilities                        9,653,000        9,434,000

Liability for closed store leases                           42,000           57,000
Notes payable and capital lease obligations                271,000          321,000
                                                      ------------     ------------
        Total liabilities                                9,966,000        9,812,000
                                                      ------------     ------------
Stockholders' equity:
   Series A 6% Cumulative Convertible Preferred
     Stock, $1,000 par value, 3,960 shares
     authorized, issued and outstanding                  3,960,000        3,960,000
   Series B 6% Cumulative Convertible Preferred
     Stock, $1,000 par value, 1,500 shares
     authorized, issued and outstanding                  1,500,000        1,500,000
   Common stock, $0.01 par value, 5,000,000 shares
    authorized, 3,763,036 shares issued
    and outstanding                                         38,000           38,000
   Paid-in capital                                      10,070,000       10,070,000
   Accumulated deficit                                 (13,284,000)     (13,646,000)
                                                      ------------     ------------
        Total stockholders' equity
                                                         2,284,000        1,922,000
                                                      ------------     ------------
        Total liabilities and stockholders' equity    $ 12,250,000     $ 11,734,000
                                                      ============     ============

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                            NEW WEST EYEWORKS, INC.

                            NEW WEST EYEWORKS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                           THREE MONTHS ENDED
                                                           ------------------
                                                               (Unaudited)
                                                      MARCH 30,        APRIL 1,
                                                        1996             1995
                                                    -----------      ------------
Net sales                                           $11,504,000       $10,815,000
Cost of sales                                         5,800,000         5,264,000
                                                    -----------       -----------
   Gross profit                                       5,704,000         5,551,000
                                                      5,121,000         5,085,000
Selling, general and administrative expenses        -----------       -----------

Operating income                                        583,000           466,000
Interest income                                                             4,000
Interest expense                                         36,000             8,000
                                                    -----------       -----------
Income before income taxes                              547,000           462,000

Income tax expense                                      104,000           133,000
                                                    -----------       -----------
Net income                                              443,000           329,000

Dividends accrued on preferred stock                    (81,000)          (81,000)
                                                    -----------       -----------

Net income applicable to holders of common stock    $   362,000       $   248,000
                                                    ===========       ===========

Net income per common and common equivalent shares  $      0.10       $      0.07
                                                    ===========       ===========
Weighted average number of common and common
   equivalent shares outstanding                      3,763,000         3,763,000

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                          NEW WEST EYEWORKS, INC.

                          NEW WEST EYEWORKS, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS

                                                            THREE MONTHS ENDED
                                                            ------------------
                                                                (Unaudited)
                                                         MARCH 30,        APRIL 1,
                                                           1996            1995
                                                         ---------       ----------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
 Net income                                              $ 443,000       $  329,000
 Adjustments to reconcile net income to net cash from
   (used in) operating activities:
   Depreciation and amortization                           300,000          269,000
 Changes in assets and liabilities:
   Accounts receivable                                    (100,000)        (229,000)
   Inventory                                              (355,000)        (334,000)
   Other current assets                                    (47,000)         (12,000)
   Accounts payable                                        125,000            1,000
   Accrued expenses                                       (568,000)          69,000
   Deferred warranty revenues                              (17,000)         (37,000)
   Other assets and liabilities                            (15,000)          (8,000)
                                                         ---------       ----------

   Net cash from (used in) operating activities           (234,000)          48,000
                                                         ---------       ----------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
 Purchase of property and equipment                       (372,000)        (357,000)
                                                         ---------       ----------
    Net cash used in investing activities                 (372,000)        (357,000)
                                                         ---------       ----------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
 Proceeds from issuance of debt                            700,000
 Payment of debt                                           (71,000)         (36,000)
 Payment of preferred stock dividends                      (81,000)         (81,000)
                                                         ---------       ----------

   Net cash from (used in) financing activities            548,000         (117,000)
                                                         ---------       ----------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                          (58,000)        (426,000)
                                                         ---------       ----------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             241,000        1,000,000
                                                         ---------       ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $ 183,000       $  574,000
                                                         =========       ==========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                          NEW WEST EYEWORKS, INC.
                NOTES TO CONSOLIDATED FINANCIAL INFORMATION

1. The unaudited consolidated financial information presented herein has been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and does not include all of the information and note disclosures required by generally accepted accounting principles. Therefore, this information should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K of New West Eyeworks, Inc. (the "Company") for the year ended December 30, 1995. This information reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. These adjustments are of a normal and recurring nature.

2. The results of operations for the period ended March 30, 1996 are not necessarily indicative of the results to be expected for the full year.

3. Income per common and common equivalent share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Fully diluted earnings per share, assuming the conversion of the Company's Series A and B 6% Cumulative Convertible Preferred Stock as of the beginning of the period, have not been presented, as the impact of such conversion is insignificant in 1995 and 1996.

4. In August 1995, the Company sold certain equipment for an aggregate sales price of $505,000 and simultaneously leased the equipment back over a term of three years with monthly payments of $16,000. The sale was recorded as a financing transaction with no associated gain or loss recognized. The equipment includes modular fixtures, optical equipment and manufacturing equipment purchased by the Company in late 1994 and early 1995.

5. To fund the Company's expansion and advertising needs in early 1996, two bridge loans were executed with Mesirow Capital Partners VI, a common and preferred stockholder, and Ronald E. Weinberg, Chairman of the Board, totaling $700,000. The loans were scheduled to mature on April 30, 1996. The maturity dates on the loans were extended to May 18, 1996. The loans bear interest at an annual rate of 15% and are secured by a deed of trust on the Company's executive office building and optical laboratory facilities in Tempe, Arizona.

6. As a result of the settlement agreement entered into between the Company and Saatchi & Saatchi North America, Inc., the Company agreed to pay Saatchi & Saatchi $1.0 million, $250,000 of which was paid in February 1996. The balance of $750,000 is to be paid in seven installments of $107,142.85 by April 30, May 31, June 28, July 31, August 30, September 30, and October 31, 1996. These costs were recorded as being incurred by the Company in 1995 and are reflected in accounts payable in the accompanying consolidated balance sheet as of March 30, 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

         Unless otherwise stated, references in this report to the first quarter of 1996 and 1995 relate to the periods ended March 30, 1996 and April 1, 1995.

OVERVIEW

         Since the hiring of new management in 1991, New West Eyeworks, Inc. (the "Company") has redirected its business by implementing a new merchandising strategy, improving its operating efficiency, emphasizing its managed optical care program and successfully entering new markets. The Company has achieved 17 consecutive quarters of positive comparable store sales growth including an 8.2% increase in the first quarter of 1996 compared to the first quarter of 1995.

         The Company opened nine stores and closed 20 unprofitable or underperforming stores, mostly in host locations, in 1995. The Company anticipates opening 10 to 15 stores in 1996. In the first quarter of 1996, the Company opened four stores in malls in Iowa and one store in a Fred Meyer, Inc. ("Fred Meyer") host store in Oregon. The Iowa stores represent the Company's first entry into the Midwestern United States. The Company also closed two stores located in strip centers in Oregon and one store located in a Fred Meyer host store in Alaska, bringing the number of stores to 141 as of March 30, 1996.

         The Company expects that its operating margins initially may be adversely affected by increased operating costs associated with new store openings. In accordance with the Company's accounting policy, advertising expenditures to support new stores and other store pre-opening costs are expensed as they are incurred.

RESULTS OF OPERATIONS

FIRST QUARTER 1996 COMPARED TO FIRST QUARTER 1995

         Net sales increased $689,000 or 6.4% to $11.5 million during the first quarter of 1996 from $10.8 million during the first quarter of 1995. Revenues during the first quarter of 1995 included $622,000 in sales from unprofitable or underperforming host stores which were closed during 1995. If prior-year sales from these closed retail outlets were excluded from 1995 revenues, the Company would have posted a 12.9% year-to-date improvement in net sales ($11.5 million vs. $10.2 million). The net sales increase in the first quarter of 1996 was primarily attributable to an increase of 8.2% in comparable store sales. The comparable store sales increase was primarily due to increases in units sold and sales generated under the Alexis Vision Plan, the Company's managed optical care division. The comparable store sales increase in the first quarter of 1996 at the Company's stores in malls and strip shopping centers was partially offset by a lower rate of comparable store sales growth in the Company's host stores.

         Gross profit increased $153,000 to $5.7 million during the first quarter of 1996, a 2.8% increase over gross profit of $5.6 million during the first quarter of 1995. The gross profit margin decreased to 49.6% in the first quarter of 1996 from 51.3% in the first quarter of 1995. This decrease was primarily due to increased sales under the Alexis Vision Plan, which sales, consistent with the Company's practice, are generally at a discount from the Company's everyday value prices.

         Selling, general and administrative expenses remained steady at $5.1 million during the first quarter of 1996 and the first quarter of 1995. As a percentage of sales, these expenses decreased to 44.5% during the first quarter of 1996, from 47.0% during the first quarter of 1995. This decrease was primarily due to decreased advertising expenses resulting from a change by the Company in its advertising agency in the fourth quarter of 1995 and an administrative restructuring affected by the Company in late 1995 that resulted in the elimination or consolidation of several management positions. The costs for the restructuring were recorded in 1995.

         Interest expense increased by $28,000 to $36,000 in the first quarter of 1996 from $8,000 in the first quarter of 1995 as a result of increased capital lease obligations and two bridge loans from Mesirow Capital Partners VI and Mr. Weinberg.

         Income tax expense decreased by $29,000 to $104,000 in the first quarter of 1996 over income tax expense of $133,000 in the first quarter of 1995, primarily due to the Company's expectation that it will be able to utilize a larger portion of its net operating loss carryforwards in 1996.

         As a result of the foregoing, net income increased by $114,000 to $443,000 in the first quarter of 1996 over net income of $329,000 in the first quarter of 1995.

         Dividends were accrued and paid on the Company's convertible 6% cumulative preferred stock, Series A, par value $1,000 per share, and the Company's convertible 6% cumulative preferred stock, Series B, par value $1,000 per share, in the aggregate amount of $81,000 in each of the first quarter of 1996 and the first quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Company requires liquidity and working capital primarily for operations and the opening of new stores, and, to a lesser extent, management information systems and optical laboratory equipment to support store growth and improve operating efficiencies. The Company's primary sources of funds are cash flow from operations, lease financing of equipment, vendor trade credit, and shareholder loans. The Company is currently attempting to negotiate a credit facility with a large regional bank.

         To fund the Company's expansion and advertising needs in early 1996, two bridge loans were entered into with Mesirow Capital Partners VI, a common and preferred stockholder, and Mr. Weinberg, Chairman of the Board, totaling $700,000. William P. Sutter, Jr. is a Vice President of the corporate general partner of Mesirow Capital Partners VI and a director of the Company. The loans were scheduled to mature on April 30, 1996. The maturity dates on the loans were extended to May 18, 1996. The loans bear interest at an annual rate of 15% and are secured by a deed of trust on the Company's executive office building and optical laboratory facilities in Tempe, Arizona. The Company anticipates that the shareholder loans will be further extended when they become due on May 18, and will continue to be extended until replaced with a bank credit facility. The terms of the loans may be changed upon any such extension of their maturity date.

         The Company has outstanding a lease financing obligation under which the Company sold certain equipment for an aggregate sales price of $505,000 and simultaneously leased the equipment back over a term of three years with monthly payments of $16,000. The sale, which took place in August 1995, was recorded as a financing transaction with no associated gain or loss.

         Short-term trade credit represents a significant source of financing for inventory. Trade credit arises from the willingness of the Company's vendors to grant payment terms for inventory purchases. Inventory levels increased $335,000 from December 30, 1995 to March 30, 1996, as a result of the expansion of the Company's stay-in-stock program at the retail outlets, the opening of a contact lens distribution facility in 1995, near Portland, Oregon, to better service the Company's stores in the Northwest, the expansion of the designer frame selection at all store locations and seasonality. Although the Company has negotiated what it believes to be favorable payment terms from its primary vendors, there is no assurance that the Company will obtain such terms in the future.

         The Company leases all of its retail space and the optical laboratory and distribution facility near Portland, Oregon. The Company owns its executive offices and optical laboratory and distribution facility in Tempe, Arizona, subject to a mortgage with a balance of $32,000 at March 30, 1996. The Tempe facility also serves as collateral for the two bridge loans with Mesirow Capital Partners VI and Mr. Weinberg.

         The Company anticipates opening 10 to 15 new stores in 1996. Assuming the Company opens 10 new stores in 1996, including nine new stores in malls and strip shopping centers and one new store within a Fred Meyer host store, the Company expects that the costs of the new stores, including furniture, fixtures, leasehold improvements, inventory and optometric equipment, will be approximately $1.1 million. Actual costs will vary based upon, among other matters, geographic location, the size of the store and the extent of the build-out required at the selected site. In addition, the Company also plans to spend approximately $250,000 to remodel certain of its existing locations. Additionally, the Company anticipates upgrading its manufacturing and distribution equipment in both manufacturing facilities at an expected cost of $380,000.

         Net cash used in operating activities was $234,000 in the first quarter of 1996 compared to net cash from operating activities of $48,000 in the first quarter of 1995. The decrease was primarily attributable to a $568,000 decrease in accrued expenses in the first quarter of 1996 compared to a $69,000 increase in accrued expenses during the same period in 1995, partially offset by a $114,000 increase in net income in the first quarter of 1996 compared to the first quarter of 1995 and a $125,000 increase in accounts payable.

         Cash flows used in investing activities, primarily for store expansion and renovation, were $372,000 in the first quarter of 1996 compared to $357,000 in the first quarter of 1995.

         Cash flows from financing activities were $548,000 in the first quarter of 1996 compared to cash flows used in financing activities of $117,000 in the first quarter of 1995. Cash flows from financing activities in the first quarter of 1996 reflect the two shareholder bridge loans that were executed in early 1996, totaling $700,000.

         The Company believes that cash flow from operations, lease financing and the outstanding shareholder loans will be sufficient to fund its working capital needs and store expansion program for the next twelve months. However, there can be no assurances that the Company will meet its sales targets in which case the Company will not have sufficient funds to satisfy its working capital needs and fund its store expansion program. In addition, while the Company would prefer to replace the outstanding shareholder loans with a bank credit facility that has a principal amount greater than the outstanding shareholder loans, there is no assurance that the Company will be able to obtain such a bank credit facility on terms satisfactory to the Company.

NET OPERATING LOSS CARRYFORWARDS

         As of December 30, 1995, the Company had net operating loss carryforwards of $7.7 million and $6.9 million for regular tax and alternative minimum tax purposes, respectively, which begin to expire in 2006. The Company's initial public offering in 1993 caused the Company to experience an ownership change as defined by Section 382(g) of the Internal Revenue Code. As a result, there will be an annual limitation of approximately $1.0 million on the amount of net operating loss carryforwards generated prior to the ownership change which can be utilized to offset the Company's future taxable income. Additionally, capital share transactions among existing shareholders during 1995 may further limit the Company's ability to utilize its operating loss carryforwards. Future transactions involving the Company's stock (or rights to acquire such stock) could also cause an ownership change resulting in additional restrictions on the Company's ability to utilize its net operating loss carryforwards after the date of such ownership change.

SEASONALITY AND QUARTERLY RESULTS

         Historically, the Company's operations have been seasonal, with the highest sales in a given year occurring first in February, March and April and then in August, September and, to a lesser extent, in October. The Company has historically incurred and anticipates that it may continue to incur net losses and lower net sales during the Company's fourth quarter because of reduced demand for eyewear during the holiday season.

         The Company's results of operations may also fluctuate from quarter to quarter as a result of the amount and timing of sales contributed by new stores and the integration of new stores into the operations of the Company, as well as other factors. The addition of a large number of new stores can therefore significantly affect quarterly results of operations.

FORWARD-LOOKING STATEMENTS

         Statements that are not historical facts, including statements about management's confidence in the Company's prospects and strategies and its expectations about the Company's expansion into new markets, growth in existing markets, acceleration of the growth in comparable-store sales, the impact of the Company's advertising program and the Company's ability to attract new sources of financing, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to: (1) market acceptance risks, including whether or not the Company will be able to successfully implement its value-pricing strategy in new geographic markets, most of which markets include competitors of the Company that have financial and other resources substantially greater than that of the Company, and whether or not the Company will be able to conduct a successful advertising campaign in new and existing markets against better-financed competitors; (2) laboratory capacity and supply constraints, including whether or not, as the Company expands into new geographic markets, it will be able to successfully integrate its new markets into its existing eyewear laboratory manufacturing and distribution system; (3) a slowdown in the growth of managed care in the eyewear industry or in the Company's share of such business, including whether or not federal or state health-care legislation will have an adverse impact on managed care; (4) the ability of the Company to obtain financing necessary for its growth, given its recent history of losses; (5) the ability of the Company to restore sales and comparable-store sales increases in its locations in Fred Meyer host stores to levels comparable to those prior to the 1994 strike against Fred Meyer; (6) leasing risks, including whether or not the Company will be able to lease prime mall and strip-shopping center locations at attractive rates for its expansion into new markets and to fill out its store locations in the Company's existing markets; and (7) the impact of government regulation on the Company's advertising, location and design of stores, and products sold, on the opticians employed by the Company, and on the relationship between independent optometrists and the Company, which regulations vary widely throughout the states in which the Company operates and are subject to frequent change. These risks and others that are detailed in this Form 10-Q must be considered by an investor or potential investor in the Company.

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In March 1995, the Company engaged Saatchi & Saatchi North America, Inc., a Delaware corporation, d/b/a/ Cliff Freeman and Partners (collectively "Saatchi & Saatchi"), to provide advertising services to the Company. The Company, after terminating its relationship with Saatchi & Saatchi, filed suit on December 28, 1995 in the Superior Court of the State of Arizona alleging breach of contract and failure to use reasonable skill and care and seeking unspecified damages. On December 29, 1995, Saatchi & Saatchi brought suit against the Company in the Supreme Court of the State of New York seeking damages for services provided in the approximate amount of $1.6 million. In February 1996, the Company and Saatchi entered into a settlement agreement and agreed to dismiss both lawsuits. Under the terms of the settlement, the Company agreed to pay Saatchi & Saatchi $1.0 million, and Saatchi & Saatchi agreed to disburse these funds against production and media costs incurred as a result of the services provided by Saatchi & Saatchi to the Company and to indemnify the Company against certain of those costs.

         From time to time, the Company is also involved in legal matters which are incidental to its operations. In the opinion of management, the ultimate resolution of these matters is not anticipated to have a material adverse effect on the Company's financial condition or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

         10.15 Open-End Promissory Note, dated January 16, 1996, from Mesirow Capital Partners VI

         10.16 Open-End Promissory Note, dated January 16, 1996, from Ronald E. Weinberg

         27       Financial Data Schedule

         (b)      REPORTS ON FORM 8-K

         Not applicable.

         (c)      FINANCIAL DATA SCHEDULE FOR COMMERCIAL AND INDUSTRIAL
                  COMPANIES

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         NEW WEST EYEWORKS, INC.


Date:  May 10, 1996              By:    /s/ Barry J.Feld
                                       -----------------------------------------
                                       Barry J. Feld
                                       President and Chief Executive Officer


Date:  May 10, 1996              By:   /s/ Robert W. Regas
                                      ------------------------------------------
                                       Robert W. Regas
                                       Vice President-Finance and Administration

                          NEW WEST EYEWORKS, INC.



                                EXHIBIT INDEX
                                -------------

10.15 Open-End Promissory Note, dated January 16, 1996, from Mesirow Capital Partners VI

10.16 Open-End Promissory Note, dated January 16, 1996, from Ronald E. Weinberg

27       Financial Data Schedule
