Form 10-Q/A
period 1996-03-31
NEW WEST EYEWORKS INC
filed 1996-05-15
CIK 914538

                                   FORM 10-Q/A-1

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

                         Commission file number 1-12740


                            NEW WEST EYEWORKS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                   34-1589514
 ------------------------              ------------------------------------
 (State of incorporation)              (I.R.S. Employer Identification No.)


2104 West Southern Avenue, Tempe, Arizona            85282
- ----------------------------------------           ----------
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

Common Stock, $0.01 par value:  3,763,036 (as of March 30, 1996)
- ----------------------------------------------------------------

                           PART II--OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

         27       Financial Data Schedule

         (b)      REPORTS ON FORM 8-K

         Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         NEW WEST EYEWORKS, INC.


Date:  May 14, 1996              By:    /s/ Barry J.Feld
                                       -----------------------------------------
                                       Barry J. Feld
                                       President and Chief Executive Officer


Date:  May 14, 1996              By:   /s/ Robert W. Regas
                                      ------------------------------------------
                                       Robert W. Regas
                                       Vice President-Finance and Administration

                          NEW WEST EYEWORKS, INC.



                                EXHIBIT INDEX
                                -------------

27       Financial Data Schedule
