Form 10-Q
period 1996-06-29
NEW WEST EYEWORKS INC
filed 1996-08-13
CIK 914538

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 29, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from________to_________

                         Commission file number 1-12740


                             NEW WEST EYEWORKS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                               34-1589514
 ------------------------                                  ---------------------
 (State of incorporation)                                  (I.R.S. Employer
                                                             Identification No.)

2104 West Southern Avenue, Tempe, Arizona                           85282
- -----------------------------------------                        ----------
(Address of principal executive offices)                         (Zip Code)

                                 (602) 438-1330
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ----    ----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock, $0.01 par value: 3,763,036 (as of June 29, 1996)

                             NEW WEST EYEWORKS, INC.



INDEX                                                                    Page
- -----                                                                    ----
PART I - FINANCIAL INFORMATION..........................................   3

Item 1.  Financial Statements...........................................   3

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................   8

PART II - OTHER INFORMATION.............................................  14

Item 1.  Legal Proceedings..............................................  14

Item 4.  Submission of Matters to a Vote of Security Holders............  14

Item 6.  Exhibits and Reports on Form 8-K...............................  14

                             NEW WEST EYEWORKS, INC.
- --------------------------------------------------------------------------------

                          PART I-FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             NEW WEST EYEWORKS, INC.
                           CONSOLIDATED BALANCE SHEET

                                                          June 29,          December 30,
                                                            1996                1995
                                                        ------------        ------------
                                                        (Unaudited)
                               ASSETS
Current Assets:
  Cash and cash equivalents                             $    149,000        $    241,000
  Accounts receivable                                      1,234,000             999,000
  Inventory                                                3,234,000           3,132,000
  Other current assets                                       162,000              78,000
                                                        ------------        ------------
      Total current assets                                 4,779,000           4,450,000

Property and equipment, net                                7,072,000           6,656,000
Goodwill                                                     551,000             596,000
Other assets                                                  58,000              32,000
                                                        ------------        ------------
      Total assets                                      $ 12,460,000        $ 11,734,000
                                                        ============        ============
                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                      $  5,359,000        $  5,755,000
  Accrued expenses                                         2,136,000           3,096,000
  Deferred warranty revenues                                 305,000             348,000
  Notes payable and capital lease obligations,
    current portion                                        2,025,000             235,000
                                                        ------------        ------------
      Total current liabilities                            9,825,000           9,434,000

Liability for closed store leases                             29,000              57,000
Notes payable and capital lease obligations                  223,000             321,000
                                                        ------------        ------------
       Total liabilities                                  10,077,000           9,812,000
                                                        ------------        ------------
Stockholders' Equity:
  Series A 6% Cumulative Convertible Preferred
    Stock, $1,000 par value, 3,960 shares
    authorized, issued and outstanding                     3,960,000           3,960,000
  Series B 6% Cumulative Convertible Preferred
    Stock, $1,000 par value, 1,500 shares
    authorized, issued and outstanding                     1,500,000           1,500,000
  Common stock, $0.01 par value, 5,000,000
    shares authorized, 3,763,036 shares issued
    and outstanding                                           38,000              38,000
  Paid-in capital                                         10,100,000          10,070,000
  Accumulated deficit                                    (13,215,000)        (13,646,000)
                                                        ------------        ------------
       Total stockholders' equity                          2,383,000           1,922,000
                                                        ------------        ------------
       Total liabilities and stockholders' equity         12,460,000        $ 11,734,000
                                                        ============        ============

The accompanying notes are an integral part of these consolidated financial statements.

                           NEW WEST EYEWORKS, INC.
- --------------------------------------------------------------------------------

                           NEW WEST EYEWORKS, INC.

                     CONSOLIDATED STATEMENT OF OPERATIONS

                                            Three Months Ended                        Six Months Ended
                                     --------------------------------        --------------------------------
                                                (Unaudited)                              (Unaudited)
                                       June 29,              July 1,            June 29,             July 1,
                                         1996                 1995                1996                1995
                                     ------------        ------------        ------------        ------------
Net Sales                            $ 10,866,000        $ 10,127,000        $ 22,369,000        $ 20,942,000
Cost of sales                           5,430,000           4,974,000          11,229,000          10,239,000
                                     ------------        ------------        ------------        ------------
  Gross profit                          5,436,000           5,153,000          11,140,000          10,703,000

Selling, general and
  administrative expenses               5,216,000           5,267,000          10,337,000          10,351,000
                                     ------------        ------------        ------------        ------------
Operating income (loss)                   220,000            (114,000)            803,000             352,000
Interest income                                                 1,000                                   5,000
Interest expense                           46,000               7,000              82,000              15,000
                                     ------------        ------------        ------------        ------------
Income (loss) before income
  taxes                                   174,000            (120,000)            721,000             342,000

Income tax expense (benefit)               22,000             (55,000)            126,000              78,000
                                     ------------        ------------        ------------        ------------
Net income (loss)                         152,000             (65,000)            595,000             264,000

Preferred stock dividends                 (81,000)            (83,000)           (162,000)           (164,000)
                                     ------------        ------------        ------------        ------------
Net income (loss) applicable
  to holders of common stock         $     71,000        $   (148,000)       $    433,000        $    100,000
                                     ============        ============        ============        ============
Net income (loss) per common
  and common equivalent share        $       0.02        $      (0.04)       $       0.12        $       0.03
                                     ============        ============        ============        ============
Weighted average number of
  common and common equivalent
  shares outstanding                    3,763,000           3,763,000           3,763,000           3,763,000

The accompanying notes are an integral part of these consolidated financial statements.

                           NEW WEST EYEWORKS, INC.
- --------------------------------------------------------------------------------

                           NEW WEST EYEWORKS, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                Six Months Ended
                                                         ------------------------------
                                                                   (Unaudited)
                                                           June 29,           July 1,

                                                             1996               1995
                                                         -----------        -----------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income                                             $   595,000        $   264,000
  Adjustments to reconcile net income to
     net cash from (used in) operating activities:
     Depreciation and amortization                           602,000            517,000
     Changes in assets and liabilities:
      Accounts receivable                                   (235,000)          (111,000)
      Inventory                                             (102,000)          (533,000)
      Other current assets                                   (84,000)           (69,000)
      Accounts payable                                      (396,000)           986,000
      Accrued expenses                                      (960,000)          (292,000)
      Deferred warranty revenues                             (43,000)          (140,000)
      Other assets and liabilities                           (28,000)           (50,000)
                                                         -----------        -----------
     Net cash from (used in) operating activities           (651,000)           572,000
                                                         -----------        -----------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Purchase of property and equipment                        (971,000)          (992,000)
                                                         -----------        -----------
     Net cash used in investing activities                  (971,000)          (992,000)
                                                         -----------        -----------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Proceeds from revolving line of credit                   1,839,000
  Proceeds from bridge loan                                  700,000
  Payment of bridge loan                                    (700,000)
  Payment of debt                                           (147,000)           (76,000)
  Payment of preferred stock dividends                      (162,000)          (164,000)
                                                         -----------        -----------
   Net cash from (used in) financing activities            1,530,000           (240,000)
                                                         -----------        -----------
NET INCREASE (DECREASE) IN CASH and CASH
  EQUIVALENTS:                                               (92,000)          (660,000)

CASH and CASH EQUIVALENTS, beginning of period               241,000          1,000,000
                                                         -----------        -----------
CASH and CASH EQUIVALENTS, end of period                 $   149,000        $   340,000
                                                         ===========        ===========

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

2. The results of operations for the period ended June 29, 1996 are not necessarily indicative of the results to be expected for the full year.

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

4. In early 1996, to fund the Company's expansion and advertising needs, the Company entered into two bridge loans with Mesirow Capital Partners VI, a common and preferred stockholder, and Ronald E. Weinberg, Chairman of the Board, totaling $700,000. The loans bore interest at an annual rate of 15% and were secured by a deed of trust on the Company's executive office building and optical laboratory facility in Tempe, Arizona. The bridge loans were retired with the proceeds of the revolving line of credit described below.

     To fund the Company's expansion and working capital needs, the Company entered into a $2.0 million revolving line of credit agreement with a bank in June, 1996. The loan matures on May 31, 1997, and is secured by substantially all of the Company's assets, including the Company's executive office building and optical laboratory in Tempe, Arizona, but excluding furniture, fixtures, and equipment. The loan bears interest on the principal balance outstanding from time to time at a rate equal to the lending bank's prime rate plus 2.0% per annum, and is due and payable monthly. The loan is also secured by guarantees from Mesirow Capital Partners V, a preferred stockholder, Mesirow Capital Partners VI, and Mr. Weinberg. Barry J. Feld, President and Chief Executive Officer, agreed to share in the obligations of the guarantors.

     In exchange for the guarantee of the Company's obligations under its line of credit by such officers and shareholders, the Company issued warrants to them to purchase, in the aggregate, 50,000 shares of the Company's common stock at a price per share of $6.11, subject to customary anti-dilution adjustments. The value of the warrants, which was determined by independent valuation to be $0.57 per share, is reflected on the June 29, 1996 balance sheet in other assets and paid in capital and will be amortized over the life of the loan.

     The Company was not in compliance with one financial covenant contained in the line of credit agreement at June 29, 1996 and accordingly, has received waivers and amendments with respect to such covenant from the bank for periods up to and including September 30, 1996. There can be no assurance that the Company will not require additional waivers in the future or, if required, that the lenders will grant them.

5. As a result of the settlement agreement entered into between the Company and Saatchi & Saatchi North America, Inc., the Company agreed to pay Saatchi & Saatchi $1.0 million, $250,000 of which was paid in February 1996. The balance of $750,000 is being paid in seven installments of $107,000. Three installments were paid in the Company's second quarter and the remaining installments are payable on or before July 31, August 30, September 30, and October 31, 1996. The Saatchi and Saatchi costs were recorded as being incurred by the Company in 1995, and the remaining installments are reflected in accounts payable in the accompanying consolidated balance sheet as of June 29, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Unless otherwise stated, references in this report to the second quarter of 1996 and 1995 relate to the periods ended June 29, 1996 and July 1, 1995.

OVERVIEW

      Since the hiring of new management in 1991, New West Eyeworks, Inc. (the "Company") has redirected its business by implementing a new merchandising strategy, improving its operating efficiency, expanding its managed optical care program and successfully entering new markets. The Company has achieved 18 consecutive quarters of positive comparable store sales growth including a 6.7% increase in the first six months of 1996 compared to the first six months of 1995.

      The Company opened nine stores and closed 20 unprofitable or underperforming stores, mostly in host locations, in 1995. The Company anticipates opening 10 stores in 1996. In the first six months of 1996, the Company opened six stores in malls in Iowa, one mall store in Illinois, one store in a strip center in Arizona, and one store in a Fred Meyer, Inc. ("Fred Meyer") host store in Oregon. The Iowa and Illinois stores represent the Company's first entry into the Midwestern United States. The Company also closed two stores located in strip centers in Oregon and one store located in a Fred Meyer host store in Alaska, bringing the number of stores to 145 as of June 29, 1996. In addition, the Company remodeled and relocated seven stores.

      It is the Company's accounting policy to expense advertising costs to support new stores and other store pre-opening expenses as they are incurred. Consequently, the Company expects that its operating margins may initially be adversely affected by increased operating costs associated with new store openings.

RESULTS OF OPERATIONS

Second Quarter 1996 Compared to Second Quarter 1995

      Net sales increased $739,000 or 7.3% to $10.9 million during the second quarter of 1996 from $10.1 million during the second quarter of 1995. Revenues during the second quarter of 1995 included $206,000 in sales from unprofitable or underperforming host stores which were closed during 1995. If prior-year sales from these closed retail outlets were excluded from 1995 revenues, the Company would have posted a 10.1% second quarter improvement in net sales ($10.9 million compared to $9.9 million). The net sales increase in the second quarter of 1996 was primarily attributable to an increase of 5.1% in comparable store sales. The comparable store sales increase was primarily due to increases in units sold and sales generated under the Alexis Vision Plan, the Company's managed optical care division. The comparable store sales increase in the second quarter of 1996 at the Company's stores in malls and strip shopping centers was partially offset by a lower rate of comparable store sales growth in the Company's host stores.

      Gross profit increased $283,000 to $5.4 million during the second quarter of 1996, a 5.5% increase over gross profit of $5.2 million during the second quarter of 1995. The gross profit margin decreased to 50.0% in the second quarter of 1996 from 50.9% in the second quarter of 1995. This decrease was primarily due to increased sales under the Alexis Vision Plan, which sales, consistent with the Company's practice, are generally at a discount from the Company's everyday value prices.

      Selling, general and administrative expenses decreased slightly to $5.2 million during the second quarter of 1996 compared to $5.3 million during the second quarter of 1995. As a percentage of sales, these expenses decreased to 48.0% during the second quarter of 1996, from 52.0% during the second quarter of 1995. This decrease was primarily due to reduced advertising expenditures resulting from the Company's changing to a different advertising agency in the fourth quarter of 1995.

      Interest expense increased by $39,000 to $46,000 in the second quarter of 1996 from $7,000 in the second quarter of 1995 as a result of increased capital lease obligations, interest payments on the two bridge loans from Mesirow Capital Partners VI, a common and preferred stockholder, and Ronald E. Weinberg, Chairman of the Board, and a common and preferred stockholder, and to a lesser extent, interest on the line of credit executed in June, 1996.

      Income tax expense increased by $77,000 to $22,000 in the second quarter of 1996 over the income tax benefit of $55,000 in the second quarter of 1995, as a result of the Company's pre- tax income in the second quarter of 1996 compared to a pre-tax loss in the second quarter of 1995. The income tax expense for the Company is lower than what the Company would have to pay if it did not have significant net operating loss carryforwards.

      As a result of the foregoing, net income increased by $217,000 to $152,000 in the second quarter of 1996 over a net loss of $65,000 in the second quarter of 1995.

      Dividends were accrued and paid on the Company's convertible 6% cumulative preferred stock, Series A, par value $1,000 per share, and the Company's convertible 6% cumulative preferred stock, Series B, par value $1,000 per share, in the aggregate amount of $81,000 in the second quarter of 1996 and $83,000 in the second quarter of 1995.

First Six Months of 1996 Compared to First Six Months 1995

      Net sales increased $1.4 million or 6.8% to $22.4 million during the first six months of 1996 from $20.9 million during the first six months of 1995. Revenues during the first six months of 1995 included $827,000 in sales from unprofitable or underperforming host stores which were closed during 1995. If prior-year sales from these closed retail outlets were excluded from 1995 revenues, the Company would have posted an 11.2% year-to-date improvement in net sales ($22.4 million compared to $20.1 million). The net sales increase in the first six months of 1996 was primarily attributable to an increase of 6.7% in comparable store sales. The comparable store sales increase was primarily due to increases in units sold and sales generated under the Alexis Vision Plan, the Company's managed optical care division. The comparable store sales increase in the first six months of 1996 at the Company's stores in malls and strip shopping centers was partially offset by a lower rate of comparable store sales growth in the Company's host stores.

      Gross profit increased $437,000 to $11.1 million during the first six months of 1996, a 4.1% increase over gross profit of $10.7 million during the first six months of 1995. The gross profit margin decreased to 49.8% in the first six months of 1996 from 51.1% in the first six months of 1995. This decrease was primarily due to increased sales under the Alexis Vision Plan, which sales, consistent with the Company's practice, are generally at a discount from the Company's everyday value prices.

      Selling, general and administrative expenses decreased slightly to $10.3 million during the first six months of 1996 compared to $10.4 million during the first six months of 1995. As a percentage of sales, these expenses decreased to 46.2% during the first six months of 1996, from 49.4% during the first six months of 1995. This decrease was primarily due to reduced advertising expenditures resulting from the Company's changing to a different advertising agency in the fourth quarter of 1995.

      Interest expense increased by $67,000 to $82,000 in the first six months of 1996 from $15,000 in the first six months of 1995 as a result of increased capital lease obligations, interest payments on the two bridge loans from Mesirow Capital Partners VI and Mr. Weinberg, and to a lesser extent, interest on the line of credit executed in June, 1996.

      Income tax expense increased by $48,000 to $126,000 in the first six months of 1996 over income tax expense of $78,000 in the first six months of 1995, as a result of increased pre- tax income. The income tax expense for the Company is lower than what the Company would have to pay if it did not have significant net operating loss carryforwards.

      As a result of the foregoing, net income increased by $331,000 to $595,000 in the first six months of 1996 over net income of $264,000 in the first six months of 1995.

      Dividends were accrued and paid on the Company's convertible 6% cumulative preferred stock, Series A, par value $1,000 per share, and the Company's convertible 6% cumulative preferred stock, Series B, par value $1,000 per share, in the aggregate amount of $162,000 in the first six months of 1996 and $164,000 in the first six months of 1995.

LIQUIDITY AND CAPITAL RESOURCES

      The Company requires liquidity and working capital primarily for operations and the opening of new stores, and, to a lesser extent, management information systems and optical laboratory equipment to support store growth and improve operating efficiencies. The Company's primary sources of funds are cash flow from operations, lease financing of equipment, vendor trade credit, shareholder loans, and bank loans.

      In early 1996, to fund the Company's expansion and advertising needs, the Company entered into two bridge loans with Mesirow Capital Partners VI and Mr. Weinberg, totaling $700,000. The loans bore interest at an annual rate of 15% and were secured by a deed of trust on the Company's executive office building and optical laboratory facility in Tempe, Arizona. The bridge loans were retired with the proceeds of the revolving line of credit described below.

      To fund the Company's expansion and working capital needs, the Company entered into a $2.0 million revolving line of credit in June, 1996. The loan matures on May 31, 1997, and is secured by substantially all of the Company's assets, including the Company's executive office building and optical laboratory in Tempe, Arizona, but excluding furniture, fixtures, and equipment. The loan bears interest on the principal balance outstanding from time to time at a rate equal to the lending bank's prime rate plus 2.0% per annum, and is due and payable monthly. The interest rate may be reduced to the lending bank's prime rate plus 1.0% per annum if certain financial covenants are met at year end 1996 and at the end of February 1997. The loan is also secured by guarantees from Mesirow Capital Partners V, a preferred stockholder, Mesirow Capital Partners VI, and Mr.Weinberg, Chairman of the Board. Barry J. Feld, President and Chief Executive Officer, agreed to share in the obligations of the guarantors.

      In exchange for the guarantee of the Company's obligations under its line of credit by such officers and shareholders, the Company issued warrants to them to purchase, in the aggregate, 50,000 shares of the Company's common stock at a price per share of $6.11, subject to customary anti-dilution adjustments. The value of the warrants, which was determined by independent valuation to be $0.57 per share, is reflected on the June 29, 1996 balance sheet in other assets and paid in capital and will be amortized over the life of the loan.

      The Company was not in compliance with one financial covenant contained in the line of credit agreement at June 29, 1996 and accordingly, has received waivers and amendments with respect to such covenant from the bank for periods up to and including September 30, 1996. There can be no assurance that the Company will not require additional waivers in the future or, if required, that the lenders will grant them.

      Short-term trade credit represents a significant source of financing for inventory. Trade credit arises from the willingness of the Company's vendors to grant payment terms for inventory purchases. Inventory levels increased $102,000 from December 30, 1995 to June 29, 1996, as a result of the opening of a net of six new stores in the first six months of 1996. Although the Company has negotiated what it believes to be favorable payment terms from its primary vendors, there is no assurance that the Company will obtain such terms in the future.

      The Company leases all of its retail space and the optical laboratory and distribution facility near Portland, Oregon. The Company owns its executive offices and optical laboratory and distribution facility in Tempe, Arizona.

      The Company anticipates opening 10 new stores in 1996. Assuming the Company opens 10 new stores in 1996, including nine new stores in malls and strip shopping centers and one new store within a Fred Meyer host store, the Company expects that the costs of the new stores, including furniture, fixtures, leasehold improvements, inventory and optometric equipment, will be approximately $1.1 million. Actual costs will vary based upon, among other factors, geographic location, the size of the store and the extent of the build-out required at the selected site. In addition, the Company also plans to spend approximately $250,000 to remodel certain of its existing locations. Additionally, the Company anticipates upgrading its manufacturing and distribution equipment in both manufacturing facilities at an expected cost of $380,000.

      Net cash used in operating activities was $651,000 in the first six months of 1996 compared to net cash from operating activities of $572,000 in the first six months of 1995. The decrease was primarily attributable to a $396,000 decrease in accounts payable in the first six months of 1996 compared to a $986,000 increase in accounts payable during the same period in 1995, and a $960,000 decrease in accrued expenses in the first six months of 1996 compared to a $292,000 decrease in accrued expenses during the same period in 1995.

      Cash flows used in investing activities, primarily for store expansion and renovation, were $971,000 in the first six months of 1996 compared to $992,000 in the first six months of 1995.

      Cash flows from financing activities were $1.5 million in the second quarter of 1996 compared to cash flows used in financing activities of $240,000 in the second quarter of 1995. Cash flows from financing activities in the second quarter of 1996 reflect the establishment of the line of credit facility.

      The Company believes that cash flow from operations, lease financing and the line of credit facility will be sufficient to fund its working capital needs and store expansion program for the next twelve months.

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

SEASONALITY AND QUARTERLY RESULTS

      Historically, the Company's operations have been seasonal, with the highest sales in a given year occurring first in February, March and April and then in August, September and, to a lesser extent, in October. The Company has historically incurred and anticipates that it may continue to incur lower net sales and net losses during the Company's fourth quarter because of reduced demand for eyewear during the holiday season.

      The Company's results of operations may also fluctuate from quarter to quarter as a result of the amount and timing of sales contributed by new stores and the integration of new stores into the operations of the Company, as well as other factors. The addition of a large number of new stores can therefore significantly affect quarterly results of operations.

FORWARD-LOOKING STATEMENTS

      Statements that are not historical facts, including statements about management's confidence in the Company's prospects and strategies and its expectations about the Company's expansion into new markets, growth in existing markets, and acceleration of the growth in comparable-store sales, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to: (1) market acceptance risks, including whether or not the Company will be able to successfully implement its value-pricing strategy in new geographic markets, most of which markets include competitors of the Company that have financial and other resources substantially greater than that of the Company, and whether or not the Company will be able to conduct a successful advertising campaign in new and existing markets against better-financed competitors; (2) laboratory capacity and supply constraints, including whether or not, as the Company expands into new geographic markets, it will be able to successfully integrate its new markets into its existing eyewear laboratory manufacturing and distribution system; (3) a slowdown in the growth of managed care in the eyewear industry or in the Company's share of such business, including whether or not federal or state health-care legislation will have an adverse impact on managed care; (4) the ability of the Company to comply with the financial covenants in its line of credit facility; (5) the ability of the Company to restore sales and comparable-store sales increases in its locations in Fred Meyer, Inc. host stores to levels comparable to those prior to the 1994 strike against Fred Meyer; (6) leasing risks, including whether or not the Company will be able to lease prime mall and strip-shopping center locations at attractive rates for its expansion into new markets and to fill out its store locations in the Company's existing markets; and (7) the impact of government regulation on the Company's advertising, location and design of stores, and products sold, on the opticians employed by the Company, and on the relationship between independent optometrists and the Company, which regulations vary widely throughout the states in which the Company operates and are subject to frequent change. These risks and others that are detailed in this Form 10-Q must be considered by an investor or potential investor in the Company.

                            PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      From time to time, the Company is also involved in legal matters which are incidental to its operations. In the opinion of management, the ultimate resolution of these matters is not anticipated to have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On May 17, 1996, the Company held its annual Stockholder's Meeting.
The first matter voted on was the election of Ronald E. Weinberg, Chairman of the Board, and Larry I. Pollock. Mr. Weinberg and Mr. Pollock were each re-elected as a Director of the Company for a term expiring in 1999, each receiving 3,178,429 votes for election, no votes withheld or against, and 1,400 abstentions. The following individuals also continue as Directors of the Company: (1) Byron S. Krantz, Secretary (whose terms expires in 1997);
(2) Barry J. Feld, President and Chief Executive Officer and Norman C. Harbert (whose terms expire in 1998); and (3) Donald M. Gleklen and William
P. Sutter, Jr. (who are elected by the holders of the Company's Series A and B 6% Cumulative Convertible Preferred Stock).

      The second proposal was for the ratification of the amendments to the Company's 1993 Stock Option Plan. The proposal was approved with 2,422,018 votes in favor of the amendments, 18,100 votes against, 209,397 abstentions, and 530,314 broker non-votes.

      The third proposal was for the ratification of the selection of Price Waterhouse LLP as independent accountants. The proposal was approved with 3,165,829 votes in favor of the appointment, 10,000 votes against and 4,000 abstentions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS

      27    Financial Data Schedule for Commercial and Industrial Companies

      (b)   REPORTS ON FORM 8-K

      On June 18, 1996, the Company filed a Form 8-K with the Securities and Exchange Commission to report that the Company had (1) entered into a $2.0 million revolving line of credit, (2) issued to Messrs. Weinberg and Feld, Mesirow Capital Partners V and Mesirow Capital Partners VI warrants to purchase, in the aggregate, 50,000 shares of the Company's common stock at a price of $6.11, subject to customary anti-dilution adjustments, and (3) with the proceeds of the revolving line of credit, retired the two bridge loans from Mr. Weinberg and Mesirow Capital Partners VI.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NEW WEST EYEWORKS, INC.



Date:  August 12, 1996         By: /s/ Barry J. Feld
                                  ----------------------------------------------
                                       Barry J. Feld
                                       President and Chief Executive Officer

Date:  August 12, 1996         By: /s/ Robert W. Regas
                                  ----------------------------------------------
                                       Robert W. Regas
                                       Vice President-Finance and Administration