Form 10-Q
period 1996-09-28
NEW WEST EYEWORKS INC
filed 1996-11-12
CIK 914538

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 28, 1996

                                       OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from        to

                         Commission file number 1-12740


                             NEW WEST EYEWORKS, INC.
             (Exact name of registrant as specified in its charter)

       Delaware                                      34-1589514
(State of incorporation)                   (I.R.S. Employer Identification No.)

2104 West Southern Avenue, Tempe, Arizona                             85282
-------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

                                 (602) 438-1330
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         Yes /X/    No / /

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, $0.01 par value:  3,763,036 (as of September 28, 1996)

                             NEW WEST EYEWORKS, INC.

INDEX                                                                                                             Page

PART I--FINANCIAL INFORMATION.....................................................................................  3

Item 1.  Financial Statements.....................................................................................  3

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations............................................................................  8

PART II--OTHER INFORMATION........................................................................................ 14

Item 1.  Legal Proceedings........................................................................................ 14

Item 6.  Exhibits................................................................................................. 14

                             NEW WEST EYEWORKS, INC.





                          PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             NEW WEST EYEWORKS, INC.
                           CONSOLIDATED BALANCE SHEET


                                                                                                SEPTEMBER 28,      DECEMBER 30,
                                                                                                     1996               1995
                                                                                                -------------      ------------
                                                                                               (UNAUDITED)


                                                      ASSETS
CURRENT ASSETS:
   CASH AND CASH EQUIVALENTS                                                                     $    126,000      $    241,000
   ACCOUNTS RECEIVABLE                                                                              1,324,000           999,000
   INVENTORY                                                                                        3,488,000         3,132,000
   OTHER CURRENT ASSETS                                                                               189,000            78,000
                                                                                                 ------------      ------------

        TOTAL CURRENT ASSETS                                                                        5,127,000         4,450,000

PROPERTY AND EQUIPMENT, NET                                                                         7,214,000         6,656,000
GOODWILL                                                                                              528,000           596,000
OTHER ASSETS                                                                                           51,000            32,000
                                                                                                 ------------      ------------

        TOTAL ASSETS                                                                             $ 12,920,000      $ 11,734,000
                                                                                                 ============      ============


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   ACCOUNTS PAYABLE                                                                               $ 5,250,000       $ 5,755,000
   ACCRUED EXPENSES                                                                                 2,358,000         3,096,000
   DEFERRED WARRANTY REVENUES                                                                         310,000           348,000
   NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS, CURRENT PORTION                                     2,133,000           235,000
                                                                                                 ------------      ------------

        TOTAL CURRENT LIABILITIES                                                                  10,051,000         9,434,000
                                                                                                 ------------      ------------

LIABILITY FOR CLOSED STORE LEASES                                                                      25,000            57,000
NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS                                                           235,000           321,000
                                                                                                 ------------      ------------

        TOTAL LIABILITIES                                                                          10,311,000         9,812,000
                                                                                                 ------------      ------------
STOCKHOLDERS' EQUITY:
         SERIES A 6% CUMULATIVE CONVERTIBLE PREFERRED STOCK, $1,000
                  PAR VALUE, 3,960 SHARES AUTHORIZED, ISSUED AND OUTSTANDING                        3,960,000         3,960,000
         SERIES B 6% CUMULATIVE CONVERTIBLE PREFERRED STOCK, $1,000
                  PAR VALUE, 1,500 SHARES AUTHORIZED, ISSUED AND OUTSTANDING                        1,500,000         1,500,000
         COMMON STOCK, $0.01 PAR VALUE, 5,000,000 SHARES AUTHORIZED,
                  3,763,036 SHARES ISSUED AND OUTSTANDING                                              38,000            38,000
         PAID-IN CAPITAL                                                                           10,100,000        10,070,000
         ACCUMULATED DEFICIT                                                                      (12,989,000)     (13,646,000)
                                                                                                 ------------      ------------

                           TOTAL STOCKHOLDERS' EQUITY                                               2,609,000         1,922,000
                                                                                                 ------------      ------------

                           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 12,920,000      $ 11,734,000
                                                                                                 ============      ============


The accompanying notes are an integral part of these consolidated financial statements.

                             NEW WEST EYEWORKS, INC.
--------------------------------------------------------------------------------
                             NEW WEST EYEWORKS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                            THREE-MONTHS ENDED                   NINE-MONTHS ENDED
                                                   --------------------------------      ----------------------------------
                                                               (UNAUDITED)                          (UNAUDITED)

                                                   SEPTEMBER 28,       SEPTEMBER 30,      SEPTEMBER 28,       SEPTEMBER 30,
                                                        1996              1995                1996                 1995
                                                   -------------       -------------      -------------       -------------

NET SALES                                          $ 11,674,000        $ 10,088,000        $ 34,043,000        $ 31,030,000
COST OF SALES                                         5,618,000           5,254,000          16,847,000          15,493,000
                                                   ------------        ------------        ------------        ------------

   GROSS PROFIT                                       6,056,000           4,834,000          17,196,000          15,537,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES          5,640,000           5,624,000          15,977,000          15,975,000
                                                   ------------        ------------        ------------        ------------

OPERATING INCOME (LOSS)                                 416,000            (790,000)          1,219,000            (438,000)

INTEREST INCOME                                                               6,000                                  12,000
INTEREST EXPENSE                                         63,000               9,000             145,000              25,000
                                                   ------------        ------------        ------------        ------------


INCOME (LOSS) BEFORE INCOME TAXES                       353,000            (793,000)          1,074,000            (451,000)


INCOME TAX EXPENSE (BENEFIT)                             46,000             (78,000)            172,000
                                                   ------------        ------------        ------------        ------------


NET INCOME (LOSS)                                       307,000            (715,000)            902,000            (451,000)


PREFERRED STOCK DIVIDENDS                               (81,000)            (81,000)           (243,000)           (245,000)
                                                   ------------        ------------        ------------        ------------


NET INCOME (LOSS) APPLICABLE TO HOLDERS OF
   COMMON STOCK                                    $    226,000        $   (796,000)       $    659,000        $   (696,000)
                                                   ============        ============        ============        ============



NET INCOME (LOSS) PER COMMON AND
   COMMON EQUIVALENT SHARES                        $       0.06        $   (0.21)          $       0.18        $      (0.18)
                                                   ============        ============        ============        ============



WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING                      3,763,000           3,763,000           3,763,000           3,763,000


The accompanying notes are an integral part of these consolidated financial statements.

                             NEW WEST EYEWORKS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                     NINE-MONTHS ENDED
                                                              -------------------------------
                                                                        (UNAUDITED)


                                                               SEPTEMBER 28,    SEPTEMBER 30,
                                                                  1996               1995
                                                               -------------    -------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
   NET INCOME (LOSS)                                            902,000        $  (451,000)
   ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
     NET CASH FROM (USED IN) OPERATING ACTIVITIES:
     DEPRECIATION AND AMORTIZATION                              910,000            763,000
     PROVISION FOR CLOSED STORES                                                    40,000
     CHANGES IN ASSETS AND LIABILITIES:
       ACCOUNTS RECEIVABLE                                     (325,000)           (95,000)
       INVENTORY                                               (356,000)          (686,000)
       OTHER CURRENT ASSETS                                    (111,000)           (21,000)
       ACCOUNTS PAYABLE                                        (505,000)         1,290,000
       ACCRUED EXPENSES                                        (819,000)          (295,000)
       DEFERRED WARRANTY REVENUES                               (38,000)          (179,000)
       OTHER ASSETS AND LIABILITIES                             (30,000)           (72,000)
                                                             ----------        -----------


     NET CASH FROM (USED IN) OPERATING ACTIVITIES              (372,000)           294,000
                                                             ----------        -----------


CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
   PURCHASE OF PROPERTY AND EQUIPMENT                        (1,300,000)        (1,380,000)
                                                             ----------        -----------


     NET CASH USED IN INVESTING ACTIVITIES                   (1,300,000)        (1,380,000)
                                                             ----------        -----------


CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
   PROCEEDS FROM REVOLVING LINE OF CREDIT                     1,915,000
   PROCEEDS FROM CAPITAL LEASES                                                    505,000
   PROCEEDS FROM BRIDGE LOAN                                    700,000
   PAYMENT OF BRIDGE LOAN                                      (700,000)
   PAYMENT OF DEBT                                             (195,000)          (128,000)
   PAYMENT OF PREFERRED STOCK DIVIDENDS                        (163,000)          (164,000)
                                                             ----------        -----------
     NET CASH FROM FINANCING ACTIVITIES                       1,557,000            213,000
                                                             ----------        -----------


NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS:                                                (115,000)          (873,000)


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  241,000          1,000,000
                                                             ----------        -----------


CASH AND CASH EQUIVALENTS, END OF PERIOD                     $  126,000        $   127,000
                                                             ==========        ===========


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

2. The results of operations for the periods ended September 28, 1996 are not necessarily indicative of the results to be expected for the full year.

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

4. In early 1996, to fund the Company's expansion and advertising needs, the Company entered into two bridge loans with Mesirow Capital Partners VI, a common and preferred stockholder, and Ronald E. Weinberg, Chairman of the Board, totaling $700,000. The loans bore interest at an annual rate of 15% and were secured by a deed of trust on the Company's executive office building and optical laboratory facility in Tempe, Arizona. The bridge loans were retired with the proceeds of a $2.0 million bank revolving line of credit in June, 1996. The loan matures on May 31, 1997, and is secured by substantially all of the Company's assets, including the Company's executive office building and optical laboratory in Tempe, Arizona, but excluding furniture, fixtures, and equipment. The loan bears interest on the principal balance outstanding from time to time at a rate equal to the lending bank's prime rate plus 2.0% per annum, and is due and payable monthly. The loan is also secured by guarantees from Mesirow Capital Partners V, a preferred stockholder, Mesirow Capital Partners VI, and Mr. Weinberg. Barry J. Feld, President and Chief Executive Officer, agreed to share in the obligations of the guarantors.

         In exchange for the guarantee of the Company's obligations under its line of credit by such officers and shareholders, the Company issued warrants to them to purchase, in the aggregate, 50,000 shares of the Company's common stock at a price per share of $6.11, subject to customary anti-dilution adjustments. The value of the warrants, which was determined by independent valuation to be $0.57 per share, is reflected on the September 28, 1996 balance sheet in other assets and paid-in capital and will be amortized over the life of the loan.

         The Company was not in compliance with one of the financial covenants contained in the line of credit agreement at June 29, 1996 and September 28, 1996 and accordingly, received waivers and amendments with respect to such covenant from the bank for periods up to and including September 30, 1996. The credit agreement was amended effective October 24, 1996, and the Company is now in compliance with all covenants contained in the agreement. There can be no assurance that the Company will not require additional waivers in the future or, if required, that the lenders will grant them.

5. As a result of the settlement agreement entered into between the Company and Saatchi & Saatchi North America, Inc., in February 1996, the Company agreed to pay Saatchi & Saatchi $1.0 million, as full consideration for production and media costs incurred as a result of services provided in 1995 by Saatchi & Saatchi, and to indemnify the Company against certain of these costs. The Company paid $250,000 in February 1996, and the balance of $750,000 was paid in seven installments of $107,000. Six installments were paid in the Company's second and third quarters and the remaining installment, which is reflected in accounts payable in the accompanying consolidated balance sheet as of September 28, 1996, was paid on October 31, 1996.

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

         Unless otherwise stated, references in this report to the third quarter of 1996 and 1995 relate to the periods ended September 28, 1996 and September 30, 1995.

OVERVIEW

         Since the hiring of new management in 1991, New West Eyeworks, Inc. (the "Company") has redirected its business by implementing a new merchandising strategy, improving its operating efficiency, expanding its managed optical care program and successfully entering new markets. The Company has achieved 19 consecutive quarters of positive comparable store sales growth, including a 9.2% increase in the first nine months of 1996 compared to the first nine months of 1995.

         The Company opened nine stores and closed 20 unprofitable or underperforming stores, mostly in host locations, in 1995. In the first nine months of 1996, the Company opened six stores in malls in Iowa, one mall store in Illinois, one mall store in New Mexico, one store in a strip center in Arizona, and one store in a Fred Meyer, Inc. ("Fred Meyer") host store in Oregon. The Iowa and Illinois stores represent the Company's first entry into the Midwestern United States. The Company also closed two stores located in strip centers in Oregon and one store located in a Fred Meyer host store in Alaska, bringing the number of stores to 146 as of September 28, 1996. In addition, the Company remodeled or relocated eight stores.

         It is the Company's accounting policy to expense advertising costs to support new stores and other store pre-opening expenses as they are incurred. Consequently, the Company expects that its operating margins may be adversely affected by increased operating costs associated with new store openings.

RESULTS OF OPERATIONS

THIRD QUARTER 1996 COMPARED TO THIRD QUARTER 1995

         Net sales increased $1.6 million or 15.7% to $11.7 million during the third quarter of 1996 from $10.1 million during the third quarter of 1995. Revenues during the third quarter of 1995 included $162,000 in sales from unprofitable or underperforming host stores which were closed during 1995. If prior-year sales from these closed retail outlets were excluded from 1995 revenues, the Company would have posted a 17.6% third quarter improvement in net sales ($11.7 million compared to $9.9 million). The net sales increase in the third quarter of 1996 was primarily attributable to an increase of 14.2% in comparable store sales. The comparable store sales increase was primarily due to increases in eyeglass and contact lens units sold and sales generated under the Alexis Vision Plan, the Company's managed optical care division. The comparable store sales increase in the third quarter of 1996 at the Company's stores in malls and strip shopping centers was partially offset by a lower rate of comparable store sales growth in the Company's host stores.

         Gross profit increased $1.2 million to $6.1 million during the third quarter of 1996, a 25.3% increase compared to gross profit of $4.8 million during the third quarter of 1995. The gross profit margin increased to 51.9% in the third quarter of 1996 from 47.9% in the third quarter of 1995. This increase was primarily due to increased sales volume which covered more of the fixed cost components of cost of goods sold and was partially offset by increased sales under the Alexis Vision Plan. Consistent with the Company's practice, the Alexis Vision Plan sales are generally at a discount from the Company's everyday value prices.

         Selling, general and administrative expenses remained steady at $5.6 million during the third quarter of 1996 and the third quarter of 1995. As a percentage of sales, these expenses decreased to 48.3% during the third quarter of 1996, from 55.7% during the third quarter of 1995 as a result of an increase in the Company's sales while the selling, general, and administrative expenses remained steady, and to a lesser extent, reduced advertising expenditures resulting from the Company's changing to a different advertising agency in the fourth quarter of 1995.

         Interest expense increased by $54,000 to $63,000 in the third quarter of 1996 from $9,000 in the third quarter of 1995 as a result of increased interest on the line of credit executed in June, 1996 and increased capital lease obligations.

         Income tax expense increased by $124,000 to $46,000 in the third quarter of 1996 compared to the income tax benefit of $78,000 in the third quarter of 1995, as a result of the Company's pre-tax income in the third quarter of 1996 compared to a pre-tax loss in the third quarter of 1995. The income tax expense for the Company is lower than what the Company would have to pay if it did not have significant net operating loss carryforwards.

         As a result of the foregoing, net income increased by $1.0 million to $307,000 in the third quarter of 1996 compared to a net loss of $715,000 in the third quarter of 1995.

         Dividends were accrued and subsequently paid on the Company's convertible 6% cumulative preferred stock, Series A, par value $1,000 per share, and the Company's convertible 6% cumulative preferred stock, Series B, par value $1,000 per share, in the aggregate amount of $81,000 in the third quarter of 1996 and in the third quarter of 1995.

FIRST NINE MONTHS OF 1996 COMPARED TO FIRST NINE MONTHS 1995

         Net sales increased $3.0 million or 9.7% to $34.0 million during the first nine months of 1996 from $31.0 million during the first nine months of 1995. Revenues during the first nine months of 1995 included $989,000 in sales from unprofitable or underperforming host stores which were closed during 1995. If prior-year sales from these closed retail outlets were excluded from 1995 revenues, the Company would have posted a 13.3% year-to-date improvement in net sales ($34.0 million compared to $30.0 million). The net sales increase in the first nine months of 1996 was primarily attributable to an increase of 9.2% in comparable store sales. The comparable store sales increase was primarily due to increases in eyeglass and contact lens units sold and sales generated under the Alexis Vision Plan, the Company's managed optical care division. The comparable store sales increase in the first nine months of 1996 at the Company's stores in malls and strip shopping centers was partially offset by a lower rate of comparable store sales growth in the Company's host stores.

         Gross profit increased $1.7 million to $17.2 million during the first nine months of 1996, a 10.7% increase compared to gross profit of $15.5 million during the first nine months of 1995. The gross profit margin improved slightly to 50.5% in the first nine months of 1996 from 50.1% in the first nine months of 1995. This increase was primarily due to increased sales volume which covered more of the fixed cost components of cost of goods sold and was partially offset by increased sales under the Alexis Vision Plan. Consistent with the Company's practice, the Alexis Vision Plan sales are generally at a discount from the Company's everyday value prices.

         Selling, general and administrative expenses remained steady at $16.0 million during the first nine months of 1996 and the first nine months of 1995. As a percentage of sales, these expenses decreased to 46.9% during the first nine months of 1996, from 51.5% during the first nine months of 1995 as a result of an increase in the Company's sales while the selling, general, and administrative expenses remained steady, and to a lesser extent, reduced advertising expenditures resulting from the Company's changing to a different advertising agency in the fourth quarter of 1995.

         Interest expense increased by $120,000 to $145,000 in the first nine months of 1996 from $25,000 in the first nine months of 1995 as a result of increased capital lease obligations, interest payments on the two bridge loans from Mesirow Capital Partners VI and Mr. Weinberg, and interest on the line of credit executed in June, 1996.

         Income tax expense increased to $172,000 in the first nine months of 1996 compared to no income tax expense in the first nine months of 1995, as a result of increased pre-tax income. The income tax expense for the Company is lower than what the Company would have to pay if it did not have significant net operating loss carryforwards.

         As a result of the foregoing, net income increased by $1.4 million to $902,000 in the first nine months of 1996 compared to a net loss of $451,000 in the first nine months of 1995.

         Dividends were accrued and paid on the Company's convertible 6% cumulative preferred stock, Series A, par value $1,000 per share, and the Company's convertible 6% cumulative preferred stock, Series B, par value $1,000 per share, in the aggregate amount of $243,000 in the first nine months of 1996 and $245,000 in the first nine months of 1995.

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

         In early 1996, to fund the Company's expansion and advertising needs, the Company entered into two bridge loans with Mesirow Capital Partners VI and Mr. Weinberg, totaling $700,000. The loans bore interest at an annual rate of 15% and were secured by a deed of trust on the Company's executive office building and optical laboratory facility in Tempe, Arizona. The bridge loans were retired with the proceeds of a $2.0 million bank revolving line of credit in June, 1996. The loan matures on May 31, 1997, and is secured by substantially all of the

Company's assets, including the Company's executive office building and optical laboratory in Tempe, Arizona, but excluding furniture, fixtures, and equipment. The loan bears interest on the principal balance outstanding from time to time at a rate equal to the lending bank's prime rate plus 2.0% per annum, and is due and payable monthly. The interest rate may be reduced to the lending bank's prime rate plus 1.0% per annum if certain financial covenants are met at year end 1996 and at the end of February 1997. The loan is also secured by guarantees from Mesirow Capital Partners V, Mesirow Capital Partners VI, and Mr.Weinberg. Mr. Feld agreed to share in the obligations of the guarantors.

         In exchange for the guarantee of the Company's obligations under its line of credit by such officers and shareholders, the Company issued warrants to them to purchase, in the aggregate, 50,000 shares of the Company's common stock at a price per share of $6.11, subject to customary anti-dilution adjustments. The value of the warrants, which was determined by independent valuation to be $0.57 per share, is reflected on the September 28, 1996 balance sheet in other assets and paid in capital and will be amortized over the life of the loan.

         The Company was not in compliance with one financial covenant contained in the line of credit agreement at June 29, 1996 and September 28, 1996, and accordingly, has received waivers and amendments with respect to such covenant from the bank for periods up to and including September 30, 1996. The credit agreement was amended effective October 24, 1996, and the Company is now in compliance with the covenant. There can be no assurance that the Company will not require additional waivers in the future or, if required, that the lenders will grant them.

         Short-term trade credit represents a significant source of financing for inventory. Trade credit arises from the willingness of the Company's vendors to grant payment terms for inventory purchases. Inventory levels increased $356,000 from December 30, 1995 to September 28, 1996, primarily as a result of the opening of a net of seven new stores in the first nine months of 1996 and expanded merchandise programs in certain other stores. Although the Company has negotiated what it believes to be favorable payment terms from its primary vendors, there is no assurance that the Company will obtain such terms in the future.

         The Company leases all of its retail space and the optical laboratory and distribution facility near Portland, Oregon. The Company owns its executive offices and optical laboratory and distribution facility in Tempe, Arizona, subject to a deed of trust under the Company's revolving line of credit.

         Net cash used in operating activities was $372,000 in the first nine months of 1996 compared to net cash from operating activities of $294,000 in the first nine months of 1995. The decrease was primarily attributable to a $505,000 decrease in accounts payable in the first nine months of 1996 compared to a $1.3 million increase in accounts payable during the same period in 1995, and an $819,000 decrease in accrued expenses in the first nine months of 1996 compared to a $295,000 decrease in accrued expenses during the same period in 1995.

         Cash flows used in investing activities, primarily for store expansion, renovation, and relocation were $1.3 million in the first nine months of 1996 and the first nine months of 1995.

         Cash flows from financing activities were $1.6 million in the third quarter of 1996 compared to $213,000 in the third quarter of 1995. Cash flows from financing activities in the third quarter of 1996 reflect the establishment of the line of credit facility.

         The Company believes that cash flow from operations, lease financing and the line of credit facility will be sufficient to fund its working capital needs and store expansion program for the next twelve months. The Company anticipates renegotiating the line of credit facility prior to its expiration on May 31, 1997 or obtaining other comparable financing. If the Company determines that it needs additional capital for its store expansion program, the Company may seek to raise additional debt or equity financing. There can be no assurance that the Company will be able to renegotiate the line of credit on terms acceptable to the Company, or that the Company will be able to raise additional debt or equity financing.


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

FORWARD-LOOKING STATEMENTS

         Statements that are not historical facts, including statements about management's confidence in the Company's prospects and strategies and its expectations about the Company's expansion into new markets, growth in existing markets, and acceleration of the growth in comparable-store sales, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to: (1) market acceptance risks, including whether or not the Company will be able to successfully implement its value-pricing strategy in new geographic markets, most of which markets include competitors of the Company that have financial and other resources substantially greater than that of the Company, and whether or not the Company will be able to conduct a successful advertising campaign in new and existing markets against better-financed competitors; (2) laboratory capacity and supply constraints, including whether or not, as the Company expands into new geographic markets, it will be able to successfully integrate its new markets into its existing eyewear laboratory manufacturing and distribution system; (3) a slowdown in the growth of managed care in the eyewear industry or in the Company's share of such business, including whether or not federal or state health-care legislation will have an adverse impact on managed care; (4) the ability of the Company to comply with the financial covenants in its line of credit facility; (5) the ability of the Company to restore sales and comparable-store sales increases in its locations in Fred Meyer host stores to levels comparable to those prior to the 1994 strike against Fred Meyer; (6) leasing risks, including whether or not the Company will be able to lease prime mall and strip- shopping center locations at attractive rates for its expansion into new markets and to fill out its store locations in the Company's existing markets; and (7) the impact of government regulation on the Company's advertising, location and design of stores, and products sold, on the opticians employed by the Company, and on the relationship between independent optometrists and the Company, which regulations vary widely throughout the states in which the Company operates and are subject to frequent change. These risks and others that are detailed in this Form 10-Q must be considered by an investor or potential investor in the Company.

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         From time to time, the Company is involved in legal matters which are incidental to its operations. In the opinion of management, the ultimate resolution of these matters is not anticipated to have a material adverse effect on the Company's financial condition or results of operations.

ITEM 6.  EXHIBITS

         (a)   EXHIBITS

         27    Financial Data Schedule for Commercial and Industrial Companies

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NEW WEST EYEWORKS, INC.



Date: November 8, 1996             By: /s/ Ronald E. Weinberg
                                      -----------------------
                                       Ronald E. Weinberg
                                       Chairman of the Board and Treasurer



Date: November 8, 1996             By: /s/ Barry J. Feld
                                      ------------------
                                       Barry J. Feld
                                       President and Chief Executive Officer
                                       and Chief Financial Officer