Form 10-K405
period 1996-12-28
NEW WEST EYEWORKS INC
filed 1997-03-28
CIK 914538

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 28, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from        to

                         Commission file number 1-12740

                             NEW WEST EYEWORKS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

         Delaware                                    34-1589514
(State of Incorporation)                    (I.R.S. Employer Identification No.)

2104 West Southern Avenue, Tempe, Arizona                  85282
 (Address of Principal Executive Offices)                (Zip Code)

Registrant's telephone number, including area code:  (602) 438-1330

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class             Name of each exchange on which registered
 Common Stock, $0.01 par value               The Pacific Stock Exchange

           Securities registered pursuant to section 12(g) of the Act:
                          Common Stock, $0.01 par value
                                (Title of Class)

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

            State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

Common Stock, $0.01 par value: $17,893,563  (as of March 21, 1997)

            Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value: 4,868,436 (as of March 21, 1997)

            Portions of the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                             NEW WEST EYEWORKS, INC.

                           Annual Report on Form 10-K
                      For the Year Ended December 28, 1996

                                Table of Contents


                                                                                          Page
                                                                                          ----

                                     PART I

Item 1.     Business.....................................................................   3
Item 2.     Properties...................................................................  15
Item 3.     Legal Proceedings............................................................  15
Item 4.     Submission of Matters to a Vote of Security Holders..........................  15


                                     PART II

Item 5.     Market for Registrant's Common Equity
                        and Related Stockholder Matters..................................  16
Item 6.     Selected Financial Data......................................................  16
Item 7.     Management's Discussion and Analysis of
                        Financial Condition and Results of Operations....................  19
Item 8.     Financial Statements and Supplementary Data..................................  28
Item 9.     Changes In and Disagreements With Accountants
            on Accounting and Financial Disclosure.......................................  28


                                    PART III

Item 10.    Directors and Executive Officers of the Registrant...........................  29
Item 11.    Executive Compensation.......................................................  29
Item 12.    Security Ownership of Certain Beneficial
            Owners and Management........................................................  29
Item 13.    Certain Relationships and Related Transactions...............................  29


                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules,
            and Reports on Form 8-K......................................................  30

                                     PART I

ITEM 1.  BUSINESS

GENERAL

            New West Eyeworks, Inc. (the "Company") is a leading specialty retailer of eyewear, operating under the trade names "Lee Optical" and "Vista Optical." In the Western and Midwestern United States, the Company operates 149 value-priced optical stores located in malls, strip shopping centers and Fred Meyer, Inc. ("Fred Meyer") host stores. The Company's everyday value-pricing strategy features its "signature" $59 price point for a wide selection of quality, brand name eyeglasses offered at attractive, convenient locations with professional service. The Company's stores also sell brand name contact lenses and non-prescription sunglasses and offer customers on-site eye examinations by independent optometrists. The Company operates optical laboratory and distribution facilities in Tempe, Arizona and near Portland, Oregon.

            The Company's value-pricing strategy differentiates it from competitors. The Company believes that the economies of scale achieved by operating centralized laboratory and distribution facilities enable it to produce eyewear at a lower per unit cost and to maintain lower capital and inventory investment per sales dollar than optical superstores which operate individual in-store laboratories to offer "one-hour" service to customers. Therefore, the Company believes that chains with in-store laboratories are unable to implement an everyday value-pricing strategy. While certain discount chains have positioned themselves as low-priced eyewear retailers, the Company believes that such chains cannot match the combination of product quality, selection, professional service and mall and strip shopping center locations offered by the Company. In addition, the Company believes independent retail outlets, which lack economies of scale, cannot match the Company's everyday value-pricing, wide selection and number of locations. The Company also believes that its value-pricing strategy has appeal to today's price-conscious consumer, especially given the current trend toward cost containment in the health care industry.

            In early 1997, the Company completed a secondary public offering of 1,505,400 shares of its common stock, $0.01 par value per share, including shares sold upon the exercise of the underwriters' over allotment option (the "Offering"). Net proceeds to the Company from the Offering were $5.6 million. Of the shares sold, 400,000 shares were sold by selling stockholders. The Company did not receive any proceeds from the sale of shares by the selling stockholders. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Recent Events."

            In 1988, New West, Inc., a Delaware corporation, was formed to acquire the capital stock of Western States Optical, Inc., an Arizona corporation, from MEDIQ Incorporated ("MEDIQ"). In 1992, the name Western States Optical, Inc. was changed to New West Eyeworks, Inc. In a parent-subsidiary merger in 1993, New West Eyeworks, Inc. was merged with and into New West, Inc., and concurrently, New West, Inc. changed its name to New West Eyeworks, Inc. The Company's principal executive offices are located at 2104 West Southern Avenue, Tempe, Arizona 85282, and its telephone number is (602) 438-1330.

EXPANSION STRATEGY

            The Company's expansion plan is to open new mall and strip shopping center stores where it can market its value-pricing strategy under the "Lee Optical" and "Vista Optical" tradenames. Since completing its initial public offering in December 1993, the Company has embarked on its growth program under which it has opened 43 new stores, 34 of which are located in malls and strip shopping centers. In addition, during this period, the Company has relocated and remodeled 18 of its stores, eight of which are located in malls and strip shopping centers. To further improve the Company's operating performance and place increased emphasis on its mall and strip shopping center locations, the Company has closed 28 underperforming stores in the same period, 19 of which were located in Fred Meyer and Smitty's Super Valu, Inc. ("Smitty's") host stores.

            With the proceeds of the Offering, the Company plans to accelerate its store opening program with the addition of 20 to 25 new stores in 1997, substantially all of which will be located in malls and strip shopping centers. Assuming the Company opens 25 new stores in 1997, including 24 new stores in malls and strip shopping centers and one new store within a Fred Meyer host store, the Company expects that the costs of these new stores, including furniture, fixtures, leasehold improvements, inventory and optometric equipment, will be approximately $3.0 million. Actual costs will vary based upon, among other factors, geographic location, the size of the store and the extent of the build-out required at the selected site. In addition to opening new stores, the Company may relocate stores within a mall or strip shopping center if sites become available with better traffic patterns and better merchandising opportunities. In 1997, the Company plans to remodel five of its mall and strip shopping center stores at an estimated cost of approximately $500,000.

            The Company will use its modular store construction design in all of its new, relocated or remodeled stores. The Company believes that its use of modular store construction reduces store opening and operating costs and substantially shortens the time required to construct new stores or remodel existing ones.

            The Company's strategy is to improve its market share in existing markets and to expand into new markets by clustering stores in a particular metropolitan area or in smaller adjacent markets. For example, since 1993, the Company has entered new markets in Colorado and Iowa where it has established itself as a leading eyewear retailer. The Company believes that by clustering stores it can obtain economies of scale with respect to advertising, distribution and management costs as well as attract additional managed care business. As incremental sales occur, the Company anticipates that these economies, as well as its optical laboratory fixed cost structure, will enable it to enhance its operating margins. In its new markets, the Company expects that all of its stores will be operated under the trade name "Vista Optical."

            The Company will consider opportunistic acquisitions of small retail optical chains or independent retail optical outlets if such acquisitions enable the Company to improve its market share in existing markets or expand into new markets. There can be no assurance that any definitive acquisition agreements will be reached or, if entered into, that any acquisitions will be successful. The Company has no outstanding commitments or agreements regarding any acquisitions.

            To evaluate the suitability of potential markets, the Company performs a demographic and competitive analysis. Potential store site selection criteria include market demographics, traffic count, the retail mix of a mall or strip shopping center, location within the mall or center, overall retail activity of the area and proposed lease terms.

            The Company intends to lease all new store locations under multi-year leases. The time required to open a store after signing a lease depends primarily upon the landlord's ability to deliver the premises to the Company. Upon acceptance of the premises from the landlord, the Company expects, with the use of its modular construction store design, to be able to open a store generally within three to five weeks. See "Operations--Store Locations and Layout."

MERCHANDISING AND MARKETING

            The Company's merchandising and marketing strategy focuses on the following key concepts: (1) selling quality, brand name eyewear at everyday value prices; (2) offering a wide selection of eyewear products in each of its stores; (3) using a variety of media, such as television, direct mail, newspaper and yellow page advertising, to differentiate it from competitors and to create general consumer awareness and traffic in its retail stores; and (4) providing knowledgeable and personalized customer service.

            Value-Pricing. The Company's merchandising focuses on offering quality, brand name eyewear at everyday value prices. Beginning in September 1991, the Company set a $59 price point for single vision, plastic lens eyeglasses (including both the frame and lenses), enabling consumers to comparison price shop. "Single vision" eyewear refers to a non-bifocal prescription. Additional pairs of single vision, plastic lens eyeglasses purchased on the same store visit with the same prescription are sold for $49. The Company also features similar value pricing for contact lenses with daily wear, soft lenses at $22 a pair. The Company expects to maintain its $59 eyeglass price point for the foreseeable future.

            Wide Selection of Eyewear Products. Each store carries a selection of 650 to 1,200 frames, depending on the size and type of store. The Company continually analyzes sales of its frames to keep its stores stocked with a wide selection of the latest in eyewear fashion and a proper assortment of styles, colors, and sizes. Approximately 65% of each store's inventory consists of frames that are sold at the $59 price point, and in 1996, approximately 80% of the Company's eyeglass unit sales were at the $59 price point. The balance of each store's inventory is distributed among higher-priced frames, including recognized designer brand names that are sold at price points ranging from $79 to $149 complete with single vision, plastic lenses. The result is that the Company's customers are offered a broad selection at the $59 price point with the opportunity to purchase higher-priced designer frames, many of which the Company believes are sold at lower prices than at chains offering "one-hour" service to customers. The Company also believes that its value pricing is conducive to multiple sales.

            At its $59 price point, the Company carries recognizable brand name eyewear, such as REM, St. Moritz, Zimco and Limited Editions. Designer frames carried by the Company include Nautica, Liz Claiborne, Stetson, Safilo, Converse, Perry Ellis and Sophia Loren. The Company sells gas permeable and soft contact lenses, including daily wear, flexible wear and disposable lenses manufactured by such nationally-recognized eyewear companies as Bausch &

Lomb, Inc., Ciba-Vision Corporation, Johnson & Johnson and Wesley-Jessen. The Company does not buy close-out or discontinued inventory.

            The Company also offers several different types of eyeglass lenses, such as, progressive, transition, bi-focal, polycarbonate and hi-index lenses, as well as other eyeglass options, including fashion tints, ultraviolet protection, anti-reflective coatings and scratch resistance. In keeping with its value-pricing strategy, the Company offers these options at prices ranging from $15 for options, such as tints or scratch resistance, to $80 for transition lenses. For multiple pair purchases, the customer is offered a package of three options on all additional pairs for free.

            Advertising. The Company uses a variety of media, such as television, direct mail, newspaper and yellow page advertising, to differentiate it from competitors and to create general consumer awareness and traffic in its retail stores. The primary emphasis of the Company's advertising is to inform consumers that they can spend less and still receive quality, brand name eyewear.

            The Company has developed management information systems to quickly evaluate the effectiveness of advertising and target its advertising expenses accordingly. Historically, the Company has concentrated its advertising expenditures in its peak selling seasons of March and April, and again in August and September. However, the Company has increased its advertising expenditures during its off-peak seasons and in its existing and new markets where sufficient stores are clustered to support additional advertising. There is no assurance that the Company's advertising will be effective.

            Customer Service. The Company believes that providing knowledgeable and personalized customer service is essential to its success. The Company has employee training programs designed to continually upgrade the technical optical skills and retail selling techniques of its sales associates. See "Operations--Personnel and Training." Stores are open during hours that are convenient for customers, generally from 10 a.m. to 9 p.m. All stores are open on Saturdays and most are open on Sundays.

            The Company's return policy and its service agreement program are also designed to ensure customer satisfaction. Within 30 days, if a customer is dissatisfied with a choice of eyeglasses, the Company will exchange them for a new pair of comparable value, at no additional charge. Historically, the Company's merchandise return rate has not been significant. As an additional option to its customers, the Company offers an eyeglass service agreement that can be purchased for $20. Under the service agreement, all frames or eyeglass lenses that break within one year are replaced free of charge. In addition, the customer is entitled to a $10 discount on any pair of eyeglasses purchased during the service agreement year. For customers who need eyewear quickly, the Company offers for $10 a guaranteed express service that delivers eyewear within 48 hours.

MANAGED CARE

            Managed care is a substantial and rapidly growing area of the retail optical business. Under the tradename "Alexis Vision Plan," formerly American Vision Plan, the Company uses its stores as a managed care network. The Company markets Alexis Vision Plan to managed care administrators at health maintenance organizations ("HMO's") and health insurance plans and to local and state governments and mid-sized to large companies that offer eyecare benefits to their employees. When the Company provides benefits to members of an HMO, beneficiaries of a health care insurer or employees of a government or company, the covered participants may use their eyecare benefits at the Company's stores, generally at a small discount from the Company's everyday value prices. Because of the Company's value pricing, participants will typically be eligible for greater eyecare benefits at the Company's stores than at other eyecare providers participating in managed care programs. The Company believes that the additional customer traffic generated under the Alexis Vision Plan, including family members of the covered participants, and purchases by covered participants beyond their eyecare benefits, more than offset the reduced gross margins generated under the Alexis Vision Plan.

            In 1996, sales generated under the Alexis Vision Plan were $11.4 million (or 26.1% of net sales), a 23.2% increase over 1995. In 1996, the Company continued to enter into new managed care agreements in its existing and new markets.

            The Company believes that its value-pricing strategy and convenient store locations are key factors in attracting managed care business. As the Company increases its presence within existing markets and expands into new markets, it believes it will be more attractive to managed care administrators because of its additional store locations. The Company also believes that Alexis Vision Plan will further benefit from the trend in the health care industry toward managed care as a means to better manage health care costs. However, there is no assurance that sales generated under the Alexis Vision Plan will continue to grow, or that the Company will be able to negotiate satisfactory agreements with additional managed care providers or maintain its current agreements with managed care providers.

OPERATIONS

            Store Locations and Layout. The Company's stores are located in regional malls, strip shopping centers and leased departments within Fred Meyer host stores. In Arizona and Utah, the Company's stores are operated under the tradename "Lee Optical" and in other states as "Vista Optical." In its new markets, the Company expects that all of its stores will be operated under the tradename "Vista Optical."

            The following table sets forth the Company's stores by location and type as of March 21, 1997:

LOCATION                          NUMBER                   TYPE
--------                          ------                   ----

Washington                           39                  Regional Malls                       77
Oregon                               31                  Fred Meyer Host Stores               51
Arizona                              28                  Strip Shopping Centers               21
Colorado                             14                                                      ---
Idaho                                11
Alaska                                9
Iowa                                  8
Montana                               3
New Mexico                            2
Wyoming                               2
Illinois                              1
Utah                                  1
                                    ---
  Total                             149                  Total                               149
                                    ===                                                      ===

            The Company's typical mall location ranges from 700 to 1,500 square feet, and the typical Company store in a strip shopping center ranges from 700 to 1,200 square feet. The ideal size for the Company's modular design store is approximately 1,000 square feet. The Fred Meyer host store locations range from 400 to 800 square feet, with the ideal size for the host store modular design being 700 square feet. The Company believes that its use of modular store construction reduces store opening and operating costs and substantially shortens the time required to construct new stores or remodel existing ones. The Company will use its modular store design in all of its new, relocated or remodeled stores.

            Each of the Company's stores has separate areas for merchandise display, customer service and an independent optometrist to perform eye examinations. The Company continuously enhances its store design to optimize customer appeal. In 1997, the Company introduced a new store design in its new and remodeled stores, including new store colors, improved lighting, enhanced eyeglass frame displays and wood floors, as well as other improvements in store fixtures and furniture.

            Manufacturing and Distribution. To produce prescription eyeglasses and to distribute eyeglasses, contact lenses and other products to the Company's stores, the Company operates two optical laboratory and distribution facilities located in Tempe, Arizona and Clackamas, Oregon, which is near Portland. The laboratories provide grinding, polishing, cutting, edging, tempering, tinting and coating for prescription lenses that are custom fitted to eyeglass frames in the size and style selected by the customer. The two facilities produce approximately the same number of eyeglasses. The Company believes that having two facilities provides it with the operational flexibility and additional capacity for expansion and facilitates the efficient and timely delivery of eyewear products and customer service.

            The Company has made substantial investments in information systems, including a manufacturing and distribution system and a fully integrated inventory control, merchandising, and general ledger software system, which provide management with detailed retail sales, manufacturing, financial and administrative data on a timely basis. The Company believes that these systems should help maintain stable margins and sound fiscal controls as the Company expands its network of retail stores and Alexis Vision Plan business.

            The Company continually seeks to shorten the turnaround time necessary to deliver completed eyeglasses and contact lenses to its customers. The Company's stores submit orders daily to the laboratories, which stock many frames in the Company's stay-in-stock program, thereby minimizing turnaround time. For frames not in stock at the laboratories, independent couriers make daily deliveries from the stores. These couriers also make outbound deliveries from the laboratories to the stores to replenish store inventories and deliver completed prescription eyeglasses and contact lenses. Generally, delivery of prescription eyeglasses takes four to six business days. For customers who need eyewear quickly, the Company offers its guaranteed express service that delivers eyewear within 48 hours.

            Inventory and Suppliers. Inventory control is a major focus for the Company. The Company has established systems to increase inventory turns and eliminate overages and shortages.

            The Company has not experienced any difficulty in obtaining satisfactory sources of supply in the past and believes that it has excellent relations with each of its principal vendors. In addition, the Company believes that it will be able to obtain greater purchasing leverage as it expands. The Company is not dependent on any single supplier and has purchase agreements with several of its suppliers which the Company believes enable it to purchase ophthalmic lenses and various other supplies on favorable payment terms. In addition, although the Company has not customarily been able to take advantage of available trade discounts because it has not had sufficient funds, the Company may take advantage of such discounts in the future. A material change in the Company's current purchase terms could have a material adverse effect on the Company's financial condition or results of operations.

            Personnel and Training. Each of the Company's stores is staffed by a manager and one to six sales associates. In certain states, in conformity with applicable regulations, each store is staffed with a licensed optician. See "Government Regulation." Each store employee receives a basic wage, plus incentive compensation based on sales performance. Each store is supported by a district administrative staff. Each of 12 District Managers has general supervisory authority over nine to 21 stores. The District Managers report directly to either the Senior Vice President or the Division Manager of the Company.

            The Company emphasizes employee training. The Company operates a comprehensive training program led by the Senior Vice President and the National Sales Training Manager, who supervise two support trainers, each of whom trains personnel on a regional basis. Training programs have been developed for employees from entry level to senior management. These programs teach the Company's sales associates technical information about skills particular to the optical business, Company policies and procedures and retail sales techniques, including skills that enable the sales associates to educate consumers about eyewear options offered by the Company.

            The Company developed and operates Vision In Excellence Workshops ("VIEW" Training) to provide advanced skills to both store managers and store employees in the critical areas of communication and customer service. In addition, the Company uses vendor product training seminars that provide the Company's sales associates with specific product knowledge enabling them to match customer needs with the eyewear. The Company believes its training programs have assisted in increasing revenue, as well as reducing employee turnover.

RELATIONSHIP WITH HOST STORES

            Fred Meyer. The Company operates 51 stores in Fred Meyer host stores in the states of Oregon, Washington, Idaho and Alaska. Fred Meyer has 116 stores located primarily in the Pacific Northwest. Generally, the Fred Meyer stores are "one-stop" department stores of approximately 140,000 square feet that offer groceries, soft goods, home improvement items and various other merchandise. Not all of the Fred Meyer stores have eyewear departments.

            The Company's optical store is generally located near the main checkout counter in the front of the Fred Meyer host store, offering excellent exposure to customer traffic. In 1996, the Company opened one new store and closed one store in Fred Meyer locations. The Company expects to open one new store within Fred Meyer in 1997. From time to time, Fred Meyer remodels a store and the Company may remodel its store at that location. In addition, when Fred Meyer closes a store, the Company's store closes.

            The Company has a master lease agreement with Fred Meyer due to expire in April 1998, that grants the Company the right of first refusal to open an optical store in any new Fred Meyer store in which Fred Meyer decides to place an eyewear department. However, Fred Meyer is not required under the master lease agreement to open any future stores, or when new stores are opened, to place an eyewear department in the store. Each optical store is covered by its own separate lease, subject to the guideline provisions of the master lease. Generally, the term of each store lease is for a period of five years, with an option to extend the lease term for one renewal term of five years.

            The Company is generally prohibited under the terms of each individual store lease from operating an optical store within a one mile radius of the Fred Meyer store in which the Company has a store, unless otherwise approved by Fred Meyer. Additionally, the Company is required under each lease to pay rent that is generally the greater of the minimum base rent, which varies according to the Company's store size, or 13% of all merchandise sales. During the renewal period, the minimum base rent generally increases annually at a rate of 5% per year.

OPTICAL PROFESSIONALS

            Optometrists. Each Company store offers customers on-site eye examinations performed by independent licensed optometrists. These optometrists are not employed by, and receive no compensation from, the Company. The Company does not share in the fees which are set and received by the independent optometrists.

            Generally, the Company subleases at nominal rates approximately 125 square feet in each store to an independent optometrist who is, in certain instances, permitted to re-sublet the space to another optometrist to handle increased patient loads. Customers of on-site optometrists are not required to have prescriptions filled in the Company's stores, and the Company may fill any eyewear prescription whether or not it was written by an on-site optometrist. The leased space, which is usually developed and equipped by the Company, includes optometric examination and diagnostic equipment. The cost to fully equip a store with such optical equipment is approximately $25,000.

            The Company operates a formal program of continuing professional education that provides optometrists with a convenient method of meeting state continuing education requirements and helps ensure that the Company's customers receive high quality optical care. The Company offers this continuing education to all optometrists in certain states, regardless of whether or not they occupy one of the Company's stores. This program has been useful in recruiting new doctors. The Company has formed an internal peer review committee to periodically review the performance of its independent optometrists who provide services to Alexis Vision Plan customers. In addition, the Company has initiated a series of regional optometrist meetings to facilitate communication among the independent optometrists. The Company believes that its stores offer excellent practice opportunities for independent optometrists and that relations with its optometrists are excellent.

            Opticians. Certain states require that the Company staff its stores with one or more opticians licensed by state authorities to fit and dispense eyeglasses and contact lenses prescribed by optometrists or ophthalmologists. See "Government Regulation." However, not all the Company's sales associates are opticians. To assist its opticians in maintaining their licenses, the Company has implemented a formal training and education program. The Company has not experienced any difficulty in recruiting and employing opticians. Opticians are not licensed to prescribe corrective lenses.

COMPETITION

            The retail eyecare industry is fragmented and highly competitive and historically has been subject to severe price competition. According to 20/20, a leading optical industry trade journal, total sales in the U.S. retail optical market were $11.4 billion in 1990, and grew to $13.8 billion in 1995. The Company's competitors include large optical store chains, such as LensCrafters and Pearle Vision Centers, many of which offer "one-hour" service to customers, and numerous independent retail outlets, opticians, optometrists and ophthalmologists. In addition, the increase in the number of optical units in department store chains (including Sears, Roebuck & Co. and Wal-Mart Stores, Inc.) and warehouse clubs (including Wholesale Club Inc. and Price/Costco Inc.) and the emergence of mail order contact lens replacement services have further increased the Company's competition. The Company believes it is able to compete in the retail marketplace based on its value-pricing strategy, the wide selection of frames offered at the Company's $59 price point, the quality of its products and services, its attractive stores and its convenient store locations. However, many of the Company's competitors are larger than the Company and have financial and other resources substantially greater than those of the Company.

            The Company's value-pricing strategy differentiates it from competitors. The Company believes that the economies of scale achieved by operating centralized laboratory and distribution facilities enable it to produce eyewear at a lower per unit cost and to maintain lower capital and inventory investment per sales dollar than optical superstores which operate individual in-store laboratories to offer "one-hour" service to customers. Therefore, the Company believes chains with in-store laboratories are unable to implement an everyday value-pricing strategy. These chains may offer special price promotions or limited value-priced sections, but the Company believes that these chains do not compete with the Company's everyday value prices. While certain discount chains have positioned themselves as low-priced eyewear retailers, the Company believes that such chains cannot match the combination of product quality, selection, professional service and mall and strip shopping center locations offered by the Company. In addition, the Company believes independent retail outlets, which lack economies of scale, cannot match the Company's everyday value-pricing, wide selection and number of locations. The Company also believes that its value-pricing strategy has appeal to today's price-conscious consumer, especially given the current trends toward cost containment in the health care industry.

            Although the retail eyewear industry is highly competitive, demographic trends are expected to increase demand for prescription eyewear. According to 20/20, the percentage of the U.S. population wearing prescription eyewear increases from over 62% between ages 25 and 44 to almost 95% at age 45 and older. The number of Americans aged 45 and over is expected to increase from
85.8 million in 1995 to approximately 96.0 million in 2000. The aging population is a major factor in the projected growth of U.S. retail optical sales from $13.8 billion in 1995 to $18.0 billion in 2000.

GOVERNMENT REGULATION

            The retail optical industry is subject to a variety of federal, state and local laws, regulations and ordinances, including those regarding advertising, location and design of stores, products sold, qualifications and practices of opticians, such as those employed by the Company, and relations between independent optometrists and optical retailers, such as the Company. The state and local legal requirements vary widely among jurisdictions and are subject to frequent change. In addition, the Federal Trade Commission has issued regulations affecting certain aspects of the optical industry, including a requirement that optometrists deliver a copy of optical prescriptions for eyeglasses to patients so that they may select optical dispensers of their choice. Certain products sold by the Company, specifically ophthalmic lenses, contact lenses and contact lens solutions, must comply with quality control standards set by the United States Food and Drug Administration.

            In certain states, the Company is required to staff retail optical stores with one or more licensed opticians, who fit and dispense eyeglasses or contact lenses. The extent of these requirements varies from state to state.

            State and local regulations also govern the relations between independent optometrists and optical retail stores. For example, some states and municipalities restrict the location of optometric offices in relation to optical stores, such as the Company's stores, and other commercial or mercantile establishments, such as Fred Meyer host stores. The Company configures its stores and adjusts the terms and conditions of its arrangements with independent optometrists to comply with these varying state and local requirements. The Company believes it is in substantial compliance with all material laws and regulations applicable to its operations.

            In addition, numerous health care related proposals have been made in recent years in the United States Congress and various state legislatures. The potential impact of these proposals with respect to the Company and its managed optical care business is uncertain. There is no assurance that the proposals, if adopted, would not have a material adverse impact on the Company.

EXECUTIVE OFFICERS

            The executive officers and significant employees of the Company and their respective ages and positions held with the Company, are as follows:

      NAME               AGE                    POSITION

Ronald E. Weinberg       55          Chairman of the Board and Treasurer
Barry J. Feld            40          Chief Executive Officer, President and Director
James W. Swanson         50          Senior Vice President
Darius J. DiTallo        39          Vice President-Finance and Administration
Annette C. Feld          34          Vice President-Marketing and Merchandising
Glenn K. Ozawa           39          Vice President-Manufacturing
Roger W. Deason          53          Vice President-Managed Care

            Ronald E. Weinberg has served as chairman of the Board and Treasurer since the acquisition of the Company in August 1988. Mr. Weinberg served as acting President of the Company from January 1991 until May 1991 as the Company recruited a new management team. In 1986, Mr. Weinberg led an investor group in the acquisition of SunMedia Corp., which publishes a chain of weekly newspapers in the Cleveland and Milwaukee markets and operates a direct mail business, and Mr. Weinberg has served as Chairman of the Board of the company since that date. Since 1989, Mr. Weinberg has been Vice-Chairman of the Board of Hawk Corporation ("Hawk"), which manufactures friction products and powdered metal components primarily for aerospace, industrial and specialty applications.

            Barry J. Feld has served as President and a member of the Board of Directors since joining the Company in May 1991, and as Chief Executive Officer since February 1994. Previously, Mr. Feld was President of Frame-n-Lens Optical, Inc., which is the largest chain of retail optical stores in California. Mr. Feld joined Frame-n-Lens Optical, Inc. in 1987 and served as Executive Vice President and Chief Operating Officer until January 1990 when he became President. Prior to that, Mr. Feld spent 10 years with Pearle Health Services, Inc., one of the largest retail optical chains in the United States, serving in various senior management capacities during his tenure, including Retail Operations Director of Texas State Optical, Inc., then one of the largest retail optical subsidiaries of Pearle Health Services, Inc., from 1985 until 1987.

            James W. Swanson has served as Senior Vice President since May 1996, and Vice President-Human Resources and Optometric Relations since April 1992. Mr. Swanson joined the Company in July 1991 as Vice President-Training and Optometric Relations.

            Darius J. DiTallo joined the Company in December 1996 and serves as Vice President Finance and Administration. Previously, Mr. DiTallo held senior financial management positions including serving as Chief Financial Officer with Image Choice, Inc., a Phoenix based document imaging solution provider, from December 1993 to December 1996. During this period, Mr. DiTallo also served as Chief Financial Officer of TransEquatorial Holdings, Inc., which sells electronic components and held a substantial investment in Image Choice, Inc. Prior to that, he served as a financial consultant to various entities from January 1993 to December 1993, and held senior financial management positions at the Arizona facility of Courtaulds Performance Films, Inc., from 1990 to January 1993. Mr. DiTallo is a certified public accountant.

            Annette C. Feld has served as Vice President-Marketing and Merchandising since December 1992. Ms. Feld joined the Company in May 1991 as Director of Marketing and Merchandising. Ms. Feld is the wife of Barry Feld.

            Glenn K. Ozawa has served as Vice President-Manufacturing since March 1995. Mr. Ozawa joined the Company in January 1992 as Director of Manufacturing.

            Roger W. Deason has served as Vice President-Managed Care since October 1995. Previously, Mr. Deason was Vice President-National Marketing & Sales of The Eye Health Network, Inc., a large Denver based managed eye care organization, from February 1994 to October 1995. Prior to that, Mr. Deason was in senior management positions with Sierra Health Services, Inc., a Nevada based multi-state health maintenance organization, from September 1991 to January 1994.

EMPLOYEES

            As of December 28, 1996, the Company employed 619 persons, 511 on a full-time basis and 108 on a part-time basis. Approximately 438 of the Company's employees work in retail sales or retail sales supervision, 95 in the Company's optical laboratory and distribution facilities, eight in managed care and 78 in management and administration. None of the

Company's employees are covered under any collective bargaining agreement. The Company has experienced no strikes and believes its relations with its employees to be excellent.

TRADEMARKS

            "Vista Optical" and "Lee Optical" are federally registered trademarks of the Company. In addition, the Company has a pending application with the United States Patent and Trademarks Office to register "Alexis Vision Plan" as a trademark of the Company. The Company also relies on common law, including the law of unfair competition to protect its trademarks and services. The Company is not aware of any pending claims of infringement or other challenges to the Company's right to use its trademarks.

ITEM 2.  PROPERTIES

            The Company's stores are located in regional malls, strip shopping centers, and host stores. Each of the stores located in a mall or strip center operates under a retail lease agreement which provides for certain base rents plus, in many circumstances, additional rent based on sales. The host store sites are leased under a master lease agreement with Fred Meyer and each individual site has a separate lease under the master agreement. See "Business--Operations--Store Locations and Layout" and "Relationship with Host Stores."

            The Company's Clackamas, Oregon, laboratory and distribution facility which is near Portland is located in approximately 6,430 square feet of leased space. The lease provides for annual payments of $40,000 through August 31, 2001. The Company's executive offices and laboratory and distribution facility in Tempe, Arizona, are located in a 24,000 square foot building that is owned by Alexis Holdings, Inc. ("Alexis"), a wholly-owned subsidiary of the Company. Alexis' sole purpose is ownership of the Tempe building. This building secures the Company's revolving line of credit. See "Management Discussion and analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 3.  LEGAL PROCEEDINGS

            From time to time, the Company is also involved in legal matters which are incidental to its operations. In the opinion of management, the ultimate resolution of these matters is not anticipated to have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matters were submitted to a vote of security holders during the last quarter of fiscal 1996.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS

            The Company's common stock, $0.01 par value per share (the "Common Stock"), is quoted on the National Association of Securities Dealers Automated Quotation ("NASDAQ") System under the symbol "NEWI" and is listed on The Pacific Stock Exchange under the symbol "NWE." The following table sets forth the high and low closing price of the Company's Common Stock in the NASDAQ Systems for each full quarter in fiscal 1996 and 1995.


                                                                        1996                     1995
                                                                        ----                     ----

                                                                   HIGH       LOW           HIGH         LOW

First Quarter .............................................     $ 5 3/4      $4           $ 5 1/2     $ 3 1/4

Second Quarter.............................................       6           5             5 3/4       4 1/8

Third Quarter .............................................       6 3/4       5 1/4         5 1/2       3 1/2

Fourth Quarter ............................................       7 1/2       6             5           3 7/8


            As of March 21, 1997 there were approximately 32 stockholders of record of the Common Stock of the Company representing approximately 785 beneficial owners of the Common Stock.


            The Company has never paid cash dividends on its Common Stock. The Company intends to retain earnings, if any, to finance the growth and development of its business and does not anticipate paying any cash dividends in the foreseeable future. Any future dividends will depend on the earnings, capital requirements and financial condition of the Company, and on such other factors as the Company's Board of Directors may consider relevant. In addition, the Company's current revolving line of credit prohibits, and any new financing agreements entered into by the Company may limit or prohibit, the payment of cash dividends on Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA

            The selected financial data presented below under the captions "Statement of Operations Data", "Balance Sheet Data" and "Statistical Data" are derived from the Company's annual audited Consolidated Financial Statements and other historical operating information. The following data should be read in conjunction with, and are qualified in their entirety by, the Consolidated Financial Statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included elsewhere herein.

                                                                                 FISCAL YEAR ENDED(1)
                                                     ----------------------------------------------------------------------------
                                                      DEC. 28,        DEC. 30,         DEC. 31,         DEC. 25,         DEC. 26,
                                                       1996             1995             1994             1993             1992
                                                     --------         --------         --------         --------         --------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE AND STATISTICAL DATA)
STATEMENT OF OPERATIONS DATA:
  Net sales ...................................      $ 43,940         $ 40,033         $ 37,367         $ 32,964         $ 28,383
  Gross profit ................................        22,221           19,681           17,692           15,708           13,642
  Operating income (loss) .....................         1,048           (1,986)          (1,286)            (569)          (1,312)
  Income (loss) before income taxes,
    extraordinary gain and cumulative
    effect of change in accounting
    principle .................................           832           (2,025)          (1,288)          (1,279)          (1,846)
  Income tax expense (benefit) ................            30               --               --             (469)              --
  Extraordinary gain (2) ......................            --               --               --            1,674               --
  Cumulative effect of change in
    accounting principle (3) ..................            --               --               --              374               --
                                                     --------         --------         --------         --------         --------
  Net income (loss) ...........................           802           (2,025)          (1,288)           1,238           (1,846)
  Dividends accrued on preferred stock
  and redeemable preferred stock ..............          (328)            (329)            (328)            (396)            (431)
                                                     --------         --------         --------         --------         --------
  Net income (loss) applicable
    to holders of common stock ................      $    474         $ (2,354)        $ (1,616)        $    842         $ (2,277)
                                                     ========         ========         ========         ========         ========
INCOME (LOSS) PER COMMON
  AND COMMON EQUIVALENT SHARE (4):
  Income (loss) before extraordinary
    gain and cumulative effect of
    change in accounting principal ............      $   0.13         $  (0.63)        $  (0.43)        $  (0.57)        $  (1.67)
  Extraordinary gain (2) ......................            --               --               --             0.79               --
  Cumulative effect of change in
    accounting principal (3) ..................            --               --               --             0.18               --
                                                     --------         --------         --------         --------         --------
  Net income (loss) ...........................      $   0.13         $  (0.63)        $  (0.43)        $   0.40         $  (1.67)
                                                     ========         ========         ========         ========         ========
BALANCE SHEET DATA:
  Total assets ................................      $ 13,127         $ 11,734         $ 11,721         $  9,846         $  8,372
  Notes payable and
    capital lease obligations .................         3,162              556              259              406               --
  Redeemable preferred stock ..................            --               --               --            1,752            7,403
  Convertible preferred stock .................         5,460            5,460            5,460               --               --
STATISTICAL DATA:
  Net sales growth ............................           9.8%             7.1%            13.4%            16.1%          15.5%
  Increase in comparable store
     sales (5) ................................           8.8%             5.9%             6.7%            15.0%          19.5%
  Stores open at period beginning .............           139              150              134              129              128
  Stores opened during period .................            10                9               21                8                3
  Stores closed during period .................            (3)             (20)              (5)              (3)              (2)
                                                     --------         --------         --------         --------         --------
  Stores open at period end ...................           146              139              150              134              129
                                                     ========         ========         ========         ========         ========
  Types of stores at period end:
    Host stores ...............................            51               51               65               61               58
    Malls and strip shopping centers ..........            95               88               85               73               71

 --------------------

(Footnotes on following page)

(1) The Company's fiscal year consists of 52 or 53 weeks ending the last Saturday of the calendar year. The year ended December 31, 1994 consists of 53 weeks, all other years presented consist of 52 weeks.

(2) Net income for the year ended December 25, 1993 includes an extraordinary gain of $1,674,000 or $0.79 per share, that was realized by the Company as a result of the retirement in full of its senior bank debt.

(3) In 1993, the Company recorded a cumulative effect adjustment of $374,000, or $0.18 per share resulting from a change in its method of accounting for income taxes.

(4) See "Income (loss) per common and common equivalent share" in Note 2 of Notes to Consolidated Financial Statements.

(5) A store becomes comparable after it has been open at least 52 weeks. Stores that are relocated are not included in the comparable store base.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

            Unless otherwise stated, references in this report to the years 1996, 1995, and 1994 relate to the fiscal years ended December 28, 1996, December 30, 1995, and December 31, 1994. Fiscal years 1996 and 1995 had 52 weeks, while 1994 had 53 weeks.

OVERVIEW

            The Company's everyday value-pricing strategy features its "signature" $59 price point for a wide selection of quality, brand name eyeglasses (including frame and lenses) offered at attractive, convenient locations with professional service. The Company focuses on opening new stores, primarily in malls and strip shopping centers, entering new geographic markets, improving its operating efficiency, expanding its managed optical care business and establishing the informational and operational infrastructure necessary for further expansion. Consistent with this strategy, the Company closed its underperforming stores which were located primarily in host stores, including eight stores located in Fred Meyer host stores that were negatively impacted by the 1994 strike by Fred Meyer employees. None of the Company's employees were involved in the Fred Meyer labor dispute and none participated in the Fred Meyer strike.

            The Company believes that the success of its value-pricing strategy is demonstrated by (1) its 20 consecutive quarters of positive comparable store sales growth, including an 8.8% increase in 1996 compared to 1995 and a 10.7% increase in its mall and strip shopping center locations over the same periods, and (2) the increasing number of repeat customers and referral business. Currently, the Company operates 149 stores in 12 western and midwestern states.

            In 1996, the Company opened 10 stores, nine of which are located in malls or strip shopping centers and one of which is located in a Fred Meyer host store. Evidencing the Company's strategy to expand into new geographic markets, six of the 10 new stores opened in 1996 were located in the Iowa market, representing the Company's first entry into the midwestern United States. In addition, the Company remodeled or relocated eight stores and closed three stores during this period. With additional capital from the Offering, the Company plans to accelerate its store opening program with the addition of 20 to 25 stores in 1997, substantially all of which will be in malls and strip shopping centers. Opening new stores in markets already served by the Company may adversely impact existing store profitability and reduce comparable store sales, although the Company believes that such new stores will increase its total sales and profitability in such markets.

            The Company's managed optical care business, Alexis Vision Plan, is an increasingly important component of its overall business. In 1996, sales generated by the Alexis Vision Plan were $11.4 million (or approximately 26.1% of net sales), a 23.2% increase over 1995. Alexis Vision Plan sales have a negative impact on the Company's gross profit margin because they are generally at a small discount from the Company's everyday value prices, and the Company expects this negative impact to continue. There is no assurance that sales generated under the Alexis Vision Plan will continue to increase at all or at the rate of increase of 1995 and 1996.

            In 1996, the Company reported its first full year of operating income since implementing its value-pricing strategy. The Company believes that as incremental sales occur, from both existing stores and new stores, the operating leverage provided by its optical laboratory fixed cost structure will enhance operating margins. However, because it is the Company's accounting policy to expense pre-opening costs as they are incurred, the Company expects that, in the short-term, its operating margins may be adversely affected by increased operating costs associated with new store openings.

RECENT EVENTS

            As of December 28, 1996, the Company was not in compliance with certain financial covenants, including covenants with respect to the Company's tangible net worth, capital ratio and working capital, contained in the revolving line of credit agreement with U.S. Bank of Washington, National Association. Accordingly, the credit agreement was amended effective January 14, 1997, and the Company has received waivers with respect to such covenants from the bank for periods up to and including December 28, 1996. There can be no assurance that the Company will not require additional waivers in the future or, if required, that the lender will grant them.

            In early 1997, the Company completed the Offering. Net proceeds to the Company from the Offering were $5.6 million. With a portion of the proceeds, the Company reduced the amount outstanding on the revolving line of credit by approximately $1.9 million. Presently, there is no outstanding balance of the revolving line of credit. In addition, the Company retired its $350,000 bridge loan from the Second National Bank of Warren (Ohio). See "Liquidity and Capital Resources." Of the shares sold in the Offering, 400,000 shares were sold by selling stockholders. The Company did not receive any proceeds from the sale of the shares by the selling stockholders.

RESULTS OF OPERATIONS

            The following table sets forth for each of the years 1996, 1995, and 1994, certain selected statement of operations data expressed as a percentage of net sales:

                                                                      FISCAL YEAR ENDED
                                                              -------------------------------------
                                                              DEC. 28,      DEC. 30,       DEC. 31,
                                                               1996           1995           1994
                                                              ------         ------         ------
STATEMENT OF OPERATIONS DATA:
  Net sales ...........................................        100.0%        100.0 %        100.0 %
                                                              ======         ======         ======
  Gross profit ........................................         50.6           49.2           47.3
  Selling, general, and administrative
    expenses ..........................................         48.2           54.2           50.8
                                                              ------         ------         ------
  Operating income (loss) .............................          2.4           (5.0)          (3.5)
  Interest income .....................................           --             --            0.1
  Interest expense ....................................          0.5            0.1            0.1
                                                              ------         ------         ------
  Income (loss) before income tax
    expense ...........................................          1.9           (5.1)          (3.5)
  Income tax expense ..................................          0.1             --             --
                                                              ------         ------         ------
  Net income (loss) ...................................          1.8           (5.1)          (3.5)
  Preferred stock dividends ...........................         (0.7)          (0.8)          (0.8)
                                                              ------         ------         ------
  Net income (loss) applicable to holders
     of common stock ..................................          1.1%          (5.9)%         (4.3)%
                                                              ======         ======         ======



1996 COMPARED TO 1995

            Net sales increased $3.9 million or 9.8% to $43.9 million in 1996 from $40.0 million in 1995. Revenues during 1995 include $1.0 million in sales from unprofitable or underperforming host stores which were closed during 1995. If such sales from these closed retail outlets were excluded from 1995 revenues, the Company would have posted a 12.6% improvement in net sales ($43.9 million compared to $ 39.0 million). The net sales increase was primarily attributable to an increase of 8.8% in comparable store sales, which was partially offset by reduced sales in December 1996 as a result of severe winter weather in the Northwestern United States. The increase in comparable store sales was primarily due to increases in eyeglass and contact lens units sold and sales generated under the Alexis Vision Plan. The comparable store increase at malls and strip shopping centers was partially offset by a lower rate of comparable store sales growth in the Company's host stores, consistent with the Company's historical experience.

            Gross profit increased $2.5 million to $22.2 million in 1996, a 12.7% increase over gross profit of $19.7 million in 1995. The gross profit margin as a percentage of sales increased to 50.6% in 1996 compared to 49.2% in 1995, primarily due to increased sales volume which covered more of the fixed cost components of cost of goods sold, and partially offset by increased sales under the Alexis Vision Plan. Consistent with the Company's practice, the Alexis Vision Plan sales are generally at a small discount from the Company's everyday value prices.

            Selling, general and administrative expenses decreased $500,000 to $21.2 million in 1996 from $21.7 million in 1995. As a percentage of sales, these expenses decreased to 48.2% in 1996, from 54.2% in 1995. This decrease is primarily due to an increase in the Company's sales, and to a lesser extent, reduced advertising expenditures resulting from the Company's switch to a new advertising agency in the fourth quarter of 1995.

            Interest expense increased by $165,000 to $216,000 in 1996 from $51,000 in 1995 as a result of increased capital lease obligations, interest payments on two bridge loans from Mesirow Capital Partners VI, a common and preferred stockholder, and Ronald E. Weinberg, Chairman of the Board, and interest on the revolving line of credit.

            Income tax expense increased to $30,000 in 1996 compared to no income tax expense in 1995 as a result of increased pre-tax income. The income tax expense for the Company is lower than what the Company would have to pay if it did not have significant net operating loss carryforwards.

            As a result of the foregoing, net income increased by $2.8 million to $802,000 in 1996 compared to a net loss of $2.0 million in 1995.

            Dividends were accrued and paid on the Company's convertible 6% cumulative preferred stock, Series A, par value $1,000 per share, and the Company's junior convertible 6% cumulative preferred stock, Series B, par value $1,000 per share, in the aggregate amount of $328,000 in 1996 compared to $329,000 in 1995.

  1995 COMPARED TO 1994

            Net sales increased $2.6 million or 7.1% to $40.0 million in 1995 from $37.4 million in 1994. The net sales increase was primarily attributable to an increase of 5.4% in comparable store sales, which increase was primarily due to increases in units sold and sales generated under the Alexis Vision Plan. The comparable store increase at malls and strip shopping centers was partially offset by a lower rate of comparable store sales growth in the Company's host stores. This lower host store growth rate is consistent with the Company's historical experience, but in 1995, the Company experienced even lower host store growth because of the lingering effects from the 12 week long strike involving Fred Meyer in 1994 that negatively impacted the Company's stores in Fred Meyer locations in Oregon and Washington.

            Gross profit increased $2.0 million to $19.7 million in 1995, an 11.2% increase over gross profit of $17.7 million in 1994. The gross profit margin as a percentage of sales increased to 49.2% in 1995 compared to 47.3% in 1994 as a result of improved lab efficiencies due to increased volume, and decreased depreciation expense in 1995. The depreciation expense decreased as a result of the original asset base from the 1988 acquisition becoming fully depreciated in 1994.

            Selling, general and administrative expenses increased $2.7 million to $21.7 million in 1995 from $19.0 million in 1994. As a percentage of sales, these expenses increased to 54.2% in 1995, from 50.8% in 1994. This increase is primarily due to increased advertising expenses during off-peak seasons and increased administrative and advertising expenses in the effort to revive the strike- impacted Fred Meyer stores, and to a lesser extent, the cost of closing eight of these unprofitable locations.

            A provision for income taxes was not required in 1995 or in 1994 due to the net loss experienced for the year.

            The Company had a net loss of $2.0 million for 1995 compared to a net loss of $1.3 million in 1994, a $700,000 increase. The increased net loss is primarily due to the poor performance of the Fred Meyer host stores in 1995. Despite additional administrative, training and advertising resources, the Company was unable to achieve pre-strike sales levels at these locations. As a result, the Company redirected this portion of the business in late 1995 to include administrative reductions, advertising reductions, and the closing of eight unprofitable Fred Meyer locations. To a lesser extent, the increased net loss in 1995 was the result of the incomplete and ineffective advertising campaign delivered by the Company's new advertising agency during the second selling season of 1995.

            Dividends were accrued and paid on the Company's convertible 6% cumulative preferred stock, Series A, par value $1,000 per share, and the Company's junior convertible 6% cumulative preferred stock, Series B, par value $1,000 per share, in the aggregate amount of $329,000 in 1995 compared to $328,000 in 1994.

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

            In early 1996, to fund the Company's expansion and advertising needs, the Company entered into two bridge loans with Mesirow Capital Partners VI and Mr. Weinberg, totaling $700,000. The loans bore interest at an annual rate of 15% and were secured by a deed of trust on the Company's executive office building and optical laboratory facility in Tempe, Arizona. William P. Sutter, Jr. is an officer of the corporate general partner of Mesirow Capital Partners VI and a director of the Company. The bridge loans were retired with the proceeds of a $2.0 million bank revolving line of credit in June 1996. The revolving line of credit matures on May 31, 1997, and is secured by substantially all of the Company's assets, including the Company's executive office building and optical laboratory in Tempe, Arizona, but excluding furniture, fixtures, and equipment. The line of credit borrowings bear interest at the lending bank's prime rate plus 2.0% per annum, and interest is due and payable monthly. Presently, there is no outstanding balance on the line of credit. The line of credit is also secured by guarantees from Mesirow

Capital Partners V, a common and preferred stockholder, Mesirow Capital Partners VI and Mr. Weinberg. Barry J. Feld, President and Chief Executive Officer, agreed to share in the obligations of the guarantors.

            In exchange for the guarantee of the Company's obligations under its revolving line of credit by such officers and shareholders, the Company issued warrants to them to purchase, in the aggregate, 50,000 shares of the Common Stock at a price per share of $6.11, subject to customary anti-dilution adjustments. The value of the warrants, which was determined by independent valuation to be $0.57 per share, is reflected on the December 28, 1996 balance sheet in other assets and paid-in capital and will be amortized over the life of the revolving line of credit.

            As of December 28, 1996, the Company was not in compliance with certain financial covenants, including covenants with respect to the Company's tangible net worth, capital ratio and working capital, contained in the revolving line of credit agreement with U.S. Bank of Washington, National Association. Accordingly, the credit agreement was amended effective January 14, 1997, and the Company has received waivers with respect to such covenants from the bank for periods up to and including December 28, 1996. There can be no assurance that the Company will not require additional waivers in the future or, if required, that the lender will grant them.

            In December 1996, to fund the Company's store expansion plans, the Company entered into a bridge loan for $350,000 with The Second National Bank of Warren (Ohio). The loan was scheduled to mature on June 2, 1997 and bore interest at a rate equal to the lending bank's prime rate plus 1.5% per annum, payable upon maturity. The loan was guaranteed by Mr. Weinberg and Mr. Feld agreed to share in the guaranty. The Company paid Mr. Weinberg and Mr. Feld a total of $7,500 in exchange for their guaranty of the loan. The Company repaid the loan in full with the proceeds of the Offering. Norman C. Harbert, a director of the Company, is also a director of Second Bancorp Inc., the parent holding company of The Second National Bank of Warren (Ohio).

            Short-term trade credit represents a significant source of financing for inventory. Trade credit arises from the willingness of the Company's vendors to grant payment terms for inventory purchases. Although the Company has negotiated what it believes to be favorable payment terms from its primary vendors, there is no assurance that the Company will obtain such terms in the future. In addition, although the Company has not customarily been able to take advantage of available vendor trade discounts because it has not had sufficient funds, the Company may take advantage of such discounts in the future.

            The Company leases all of its retail space and its optical laboratory and distribution facility near Portland, Oregon. Certain retail store leases require payment of base rent and property taxes, expenses for utilities, common area maintenance, and insurance, plus, in many circumstances, additional rent based on sales. Total rent expenses for the Company's retail space and its facility near Portland, Oregon were $5.5 million, $5.0 million, and $5.0 million for the periods ending December 28, 1996, December 30, 1995, and December 31, 1994, respectively, including $1.0 million, $889,000, and $930,000, respectively, for additional rent based on sales. The Company owns its executive offices and optical laboratory and distribution facility in Tempe, Arizona, subject to a deed of trust under the Company's revolving line of credit.

            Net cash used in operating activities was $280,000 in 1996 compared to net cash from operating activities of $722,000 in 1995. This fluctuation is primarily attributable to an increase in net income of $2.8 million to $802,000 in 1996 from a net loss of $2.0 million in 1995 and a decrease in accounts payable and accrued expenses of $363,000 and $1.2 million in 1996 compared to increases of $1.7 million and $603,000 in 1995, respectively.

            Cash flows used in investing activities, primarily for store expansion, renovation and relocation, were $1.5 million in 1996 and in 1995.

            Cash flows from financing activities were $1.8 million in 1996 compared to $51,000 in 1995. Cash flows from financing activities in 1996 reflect the establishment of the revolving line of credit, proceeds from bridge loans totaling $1,050,000 from related parties, partially offset by debt payments.

            The Company anticipates opening 20 to 25 new stores in 1997. Assuming the Company opens 25 new stores in 1997, including 24 new stores in malls and strip shopping centers and one new store within a Fred Meyer host store, the Company expects that the costs of these new stores, including furniture, fixtures, leasehold improvements, inventory and optometric equipment, will be approximately $3.0 million. Actual costs will vary based upon, among other factors geographic location, the size of the store and the extent of the build-out required at the selected site. In addition to opening new stores, the Company may relocate stores within a mall or strip shopping center if sites become available with better traffic patterns and better merchandising opportunities. In 1997, the Company plans to remodel five of its mall and strip shopping center stores at an estimated cost of approximately $500,000.

            The Company anticipates renegotiating the revolving line of credit prior to its expiration on May 31, 1997, or obtaining other comparable financing. There can be no assurance that the Company will be able to renegotiate the revolving line of credit on terms acceptable to the Company, or that the Company will be able to obtain other financing. However, the Company does not believe that extending the revolving line of credit or obtaining other financing is necessary for its current expansion plans and immediate working capital needs. The Company believes that the proceeds from the Offering, cash flow from operations and existing capital lease financing will be sufficient to fund its working capital needs and store expansion and renovation program for at least the next 12 months.

NET OPERATING LOSS CARRYFORWARDS

            As of December 28, 1996, the Company had net operating loss carryforwards of $7.1 million and $6.3 million for regular tax and alternative minimum tax purposes, respectively, which begin to expire in 2006. The initial public offering completed in 1993 caused the Company to experience an ownership change as defined by Section 382(g) of the Internal Revenue Code. As a result, there will be an annual limitation of approximately $1.0 million on the amount of net operating loss carryforwards generated prior to the ownership change which can be utilized to offset the Company's future taxable income. The Offering did not cause the

Company to experience a further ownership change; however, future transactions involving the Company's stock (or rights to acquire such stock) could result in additional restrictions on the Company's ability to utilize its net operating loss carryforwards after the date of such ownership change.

            In assessing the realizability of its deferred tax assets, the Company considers whether it is more likely than not that some or all of such assets will be realized. The ultimate realization of the Company's deferred tax assets is dependent upon generation of future taxable income. The Company has established a valuation allowance to fully reserve its deferred tax asset. The Company will consider reducing or eliminating the valuation allowance once profitable operations have been sustained.

SEASONALITY AND QUARTERLY RESULTS

            Historically, the Company's operations have been seasonal, with the highest sales in any year occurring first in February, March and April and then in August, September and, to a lesser extent, in October. The Company has historically incurred and may continue to incur net losses and lower net sales during the Company's fourth quarter because of reduced demand for eyewear during the holiday season.

            The Company's results of operations may also fluctuate from quarter to quarter as a result of the amount and timing of sales contributed by new stores and the integration of new stores into the operations of the Company, as well as other factors, including bad weather, such as the winter storms that occurred in the Northwest in December 1996. The addition of a large number of new stores can therefore significantly affect quarterly results of operations.

            The following table presents certain unaudited financial data for each quarter of 1996 and 1995. The quarterly results set forth below are not necessarily indicative of results for any future period. The Company believes that all necessary and normal recurring adjustments have been included in the amounts stated below in order to present fairly and in accordance with generally accepted accounting principles the following selected quarterly information when read in conjunction with the Company's Consolidated Financial Statements included herein.

                                                        1996
                                   -------------------------------------------------
                                    First         Second        Third        Fourth
                                   Quarter       Quarter       Quarter       Quarter
                                   -------       -------       -------       -------
                                     (In thousands, except per share and store data)
Net sales ..................       $11,504       $10,865       $11,674       $ 9,897
Gross profit ...............         5,704         5,436         6,056         5,025
Operating income (loss) ....           583           220           416          (171)
Net income (loss) ..........           443           152           307          (100)
Net income (loss) applicable
 to holders of common stock        $   362       $    71       $   224       $  (183)
                                   =======       =======       =======       =======
Income (loss) per common
 and common equivalent
 share .....................       $  0.10       $  0.02       $  0.06       $ (0.05)
                                   =======       =======       =======       =======
Stores open at period end ..           141           145           146           146

                                                          1995
                                   -----------------------------------------------------
                                    First         Second          Third          Fourth
                                   Quarter        Quarter        Quarter         Quarter
                                   -------       --------        --------        -------
                                     (In thousands, except per share and store data)
Net sales ..................       $10,815       $ 10,127        $ 10,088        $ 9,003
Gross profit ...............         5,551          5,153           4,834          4,143
Operating income (loss) ....           466           (114)           (790)        (1,548)
Net income (loss) ..........           329            (65)           (715)        (1,574)
Net income (loss) applicable
 to holders of common stock        $   248       $   (148)       $   (796)       $(1,658)
                                   =======       ========        ========        =======
Income (loss) per common
 and common equivalent
 share .....................       $  0.07       $  (0.04)       $  (0.21)       $ (0.45)
                                   =======       ========        ========        =======
Stores open at period end ..           151            144             145            139

------------------

INFLATION

            The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant effect on its results of operation.

FORWARD-LOOKING STATEMENTS

            Statements that are not historical facts, including statements about the Company's confidence in its prospects and strategies and its expectations about expansion into new markets, growth in existing markets, comparable store sales and the Company's ability to attract new sources of financing, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to, (1) market acceptance risks, including whether or not the Company will be able to successfully implement its value-pricing concept in new geographic markets, most of which markets include competitors of the Company that have financial and other resources substantially greater than that of the Company, and whether or not the Company will be able to conduct a successful advertising campaign in new and existing markets against better-financed competitors; (2) laboratory capacity and supply constraints, including whether or not as the Company expands into new geographic markets whether it will be able to successfully integrate its new markets into its existing eyewear laboratory manufacturing and distribution system; (3) a slowdown in the growth of managed care in the eyewear industry or in the Company's share of such business, including whether or not federal or state health-care legislation will have an adverse impact on managed care; (4) the Company's ability to attract and retain qualified optometrists; (5) the ability of the Company to renegotiate the revolving line of credit prior to its expiration on May 31, 1997 or obtain other comparable financing; (6) the ability of the Company to restore sales and comparable store sales increases in its locations in Fred Meyer host stores to levels comparable to those prior to the 1994 strike against Fred Meyer; (7) leasing risks, including whether or not the Company will be able to lease prime mall and strip shopping center locations at attractive rates for its expansion into new markets and to fill out its store locations in the Company's existing markets; and (8) the impact of government regulations on the opticians employed by the Company and on the Company's advertising, locations and design of stores, and products sold, which regulations are subject to frequent change and vary widely throughout the states in which the Company operates. These risks and others that are detailed in this Annual Report on Form 10-K must be considered by any investor or potential investor in the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            Attached hereto and filed as a part of this report are the consolidated financial statements and financial statement schedule required by Regulation S-X.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            For information with respect to the executive officers of the Registrant, see "Business-- Executive Officers" in Part I of this Form 10-K. The Company will file with the Securities and Exchange Commission a definitive Proxy Statement relating to its 1997 Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended December 28, 1996 (the "Proxy Statement"). The information with respect to the Directors of the Registrant required by this Item is incorporated hereby reference to the Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

            The section entitled "Executive Compensation and Other Information" in the Proxy Statement is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The section entitled "Principal Stockholders" in the Proxy Statement is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The section entitled "Certain Relationships And Related Transactions" in the Proxy Statement is hereby incorporated by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The Consolidated Financial Statements and Schedules of the Company's Annual Report are filed as part of this Form 10-K and are included in Item 8:

     1.  FINANCIAL STATEMENTS                                                                      PAGE
                                                                                                   ----

         Report of Independent Accountants........................................................  37

         Consolidated Balance Sheet at December 28, 1996 and December 30, 1995....................  38

         Consolidated Statement of Operations for each of the three years in the period ended December 28, 1996...........................................................  39

         Consolidated Statement of Stockholders' Equity for each of the three years in the period ended December 28, 1996..............................................  40

         Consolidated Statement of Cash Flows for each of the three years in the period ended  December 28, 1996..........................................................  41

         Notes to Consolidated Financial Statements...............................................  42

    2.   FINANCIAL STATEMENT SCHEDULES

         Schedule II -- Valuation and Qualifying Accounts.........................................  53

            All other accounting schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable, and therefore have been omitted.

            3.  EXHIBITS

            The following exhibits are filed herewith or incorporated by reference including the management contracts listed below at Exhibits 10.1 and 10.2:

   Exhibit                          Description
   -------                          -----------

     3.1 Company's Amended and Restated Certificate of Incorporation (Incorporated by reference to the Company's S-1 Registration Statement as filed with the Securities and Exchange Commission (File No. 33-71330))

     3.2 Company's Amended and Restated Bylaws (Incorporated by reference to the Company's S-1 Registration Statement as filed with the Securities and Exchange Commission (File No. 33-71330))

     4.1 Specimen Common Stock Certificate (Incorporated by reference to the Company's S-1 Registration Statement as filed with the Securities and Exchange Commission (File No. 33-71330))

     4.2 Representative's Warrants and Warrant Agreement (Incorporated by reference to the Company's S-1 Registration Statement as filed with the Securities and Exchange Commission (File No. 33-71330))

     4.3 Registration Rights Agreement between Registrant and MEDIQ ISI and amendments thereto (Incorporated by reference to the Company's S-1 Registration Statement as filed with the Securities and Exchange Commission (File No. 33-71330))

     4.4 Registration Rights Agreement among Registrant, the Mesirow Group and certain other stockholders and amendments thereto (Incorporated by reference to the Company's S-1 Registration Statement as filed with the Securities and Exchange Commission (File No. 33-71330))

     4.5 MEDIQ Registration Rights Letter Agreement and amendments thereto (Incorporated by reference to the Company's S-1 Registration Statement as filed with the Securities and Exchange Commission (File No. 33-71330))

     4.6 Amendment No. 2 dated November 2, 1993 to the Registration Rights Agreement dated August 5, 1988 by and between the Registrant and MEDIQ ISI (Incorporated by reference to the Company's 10-K for the fiscal year ended 1993)

     4.7 Amended and Restated Registration Rights Agreement by and between the Company and MEDIQ ISI dated April 21, 1995 (Incorporated by reference to the Company's 10-Q for the quarterly period ended September 30, 1995)

     4.8 Warrant to Purchase Common Stock of the Registrant issued on June 10, 1996 (Incorporated by reference to the Form 8-K filed by the Company on June 17, 1996)

     4.9 Letter to Ronald E. Weinberg containing First Amendment to Warrant to Purchase Common Stock of the Registrant, dated December 19, 1996 (Incorporated by reference to the Company's S-2 Registration Statement as filed with the Securities and Exchange Commission (File No. 333-18709))

     4.10 Form of Letter containing First Amendment to Representative's Warrant, dated December 19, 1996 (Incorporated by reference to the Company's S-2 Registration Statement as filed with the Securities and Exchange Commission (File No. 333-18709))

     4.11 Form of Representative's Warrant Agreement between the Registrant and Fahnestock & Co. Inc. (Incorporated by reference to the Company's S-2 Registration Statement as filed with the Securities and Exchange Commission (File No. 333-18709))

     4.12      Form of Letter containing an amendment to the 1993
               Representative's Warrant Agreement, dated February 6, 1997 (Incorporated by reference to the Company's S-2 Registration Statement as filed with the Securities and Exchange Commission (File No. 333-18709))

     10.1 Employment Agreement, effective as of August 1, 1993, between the Registrant and Barry Feld (Incorporated by reference to the Company's S-1 Registration Statement as filed with the Securities and Exchange Commission (File No. 33-71330))

     10.2 Employment Agreement, effective as of August 1, 1993, between the Registrant and Ronald E. Weinberg (Incorporated by reference to the Company's S-1 Registration Statement as filed with the Securities and Exchange Commission (File No. 33-71330))

     10.3 Master Lease Agreement dated April 26, 1983 between Fred Meyer, Inc. and Western States Optical, Inc. (predecessor in interest of Registrant) and amendments thereto (Incorporated by reference to the Company's S-1 Registration Statement as filed with the Securities and Exchange Commission (File No. 33-71330))

     10.4 Agreement dated August 4, 1988 among Fred Meyer, Inc., MEDIQ Incorporated and Registrant (Incorporated by reference to the Company's S-1 Registration Statement as filed with the Securities and Exchange Commission (File No. 33-71330))

     10.5 Industrial Lease dated July 22, 1991, between O.W.N. Properties, Inc. and Western States Optical, Inc. (predecessor in interest of Registrant) and amendments thereto (Incorporated by reference to the Company's S-1 Registration Statement as filed with the Securities and Exchange Commission (File No. 33-71330))

     10.6 Form Optometrists' Sublease (Incorporated by reference to the Company's S- 1 Registration Statement as filed with the Securities and Exchange Commission (File No. 33-71330))

     10.7 Notice of Registration Letter to MEDIQ and MEDIQ ISI dated November 2, 1993, as amended (including Exhibit B only, other exhibits included elsewhere) (Incorporated by reference to the Company's S-1 Registration Statement as filed with the Securities and Exchange Commission (File No. 33-71330))

     10.8 Notice of Registration Letter to the Mesirow Group dated November 2, 1993, as amended (including Exhibit B only, other exhibits included elsewhere) (Incorporated by reference to the Company's S-1 Registration Statement as filed with the Securities and Exchange Commission (File No. 33-71330))

     10.9 Open-End Promissory Note, dated January 16, 1996, from Mesirow Capital Partners VI (Incorporated by reference to the Company's Form 10-Q for the quarterly period ended March 30, 1996)

     10.10 Open-End Promissory Note, dated January 16, 1996, from Ronald E. Weinberg (Incorporated by reference to the Company's Form 10-Q for the quarterly period ended March 30, 1996)

     10.11 Note, dated June 10, 1996, executed by the Registrant in favor of U.S. Bank of Washington, National Association (Incorporated by reference to the Company's S-2 Registration Statement as filed with the Securities and Exchange Commission (File No. 333-18709))

     10.12 Deed of Trust, dated May 31, 1996, executed by Alexis Holding Company, Inc. in favor of U.S. Bank of Washington, National Association (Incorporated by reference to the Company's S-2 Registration Statement as filed with the Securities and Exchange Commission (File No. 333-18709))

     10.13 Guaranty, Contribution and Indemnification Agreement, dated June 10, 1996 among the Registrant, Ronald E. Weinberg, Barry Feld, Mesirow Capital Partners V and Mesirow Capital Partners VI (Incorporated by reference to the Form 8-K filed by the Company on June 17, 1996)

     10.14 Credit Agreement between U.S. Bank of Washington, National Association, dated June 10, 1996 (Incorporated by reference to the Form 8-K filed by the Company on June 17, 1996)

     10.15 First Amendment to Credit Agreement between U.S. Bank of Washington, National Association and the Registrant, dated September 16, 1996 (Incorporated by reference to the Company's S-2 Registration Statement as filed with the Securities and Exchange Commission (File No. 333-18709))

     10.16 Second Amendment to Credit Agreement between U.S. Bank of Washington, National Association and the Registrant, dated October 24, 1996 (Incorporated by reference to the Company's S-2 Registration Statement as filed with the Securities and Exchange Commission (File No. 333-18709))

     10.17 New West Eyeworks, Inc. Amended & Restated Stock Option Plan, dated February 16, 1996 (Incorporated by reference to the Company's S-8 filed on June 26, 1996)

     10.18 Letter to FLAG Partners from the Registrant, dated December 19, 1996 (Incorporated by reference to the Company's S-2 Registration Statement as filed with the Securities and Exchange Commission (File No. 333-18709))

     10.19 Letter to Barry Feld from the Registrant, dated December 19, 1996 (Incorporated by reference to the Company's S-2 Registration Statement as filed with the Securities and Exchange Commission (File No. 333-18709))

     10.20 Letter to Donald M. Gleklen from the Registrant, dated December 19, 1996 (Incorporated by reference to the Company's S-2 Registration Statement as filed with the Securities and Exchange Commission (File No. 333-18709))

     10.21 Letter to Mesirow Capital Partners II, III, IV, V, and VI from the Registrant, dated December 19, 1996 (Incorporated by reference to the Company's S-2 Registration Statement as filed with the Securities and Exchange Commission (File No. 333-18709))

     10.22 Security Agreement executed by the Registrant for the benefit of U.S. Bank of Washington, National Association, dated June 10, 1996 (Incorporated by reference to the Company's S-2 Registration Statement as filed with the Securities and Exchange Commission (File No. 333-18709))

     10.23 Third Amendment to Credit Agreement between U.S. Bank of Washington, National Association, dated January 14, 1997 (Incorporated by reference to the Company's S-2 Registration Statement as filed with the Securities and Exchange Commission (File No. 333-18709))

     10.24 Loan Agreement between The Second National Bank of Warren (Ohio) and the Registrant, dated December 24, 1996 (Incorporated by reference to the Company's S-2 Registration Statement as filed with the Securities and Exchange Commission (File No. 333-18709))

     10.25 Letter to Ronald E. Weinberg from the Registrant, dated January 17, 1997 (Incorporated by reference to the Company's S-2 Registration Statement as filed with the Securities and Exchange Commission (File No. 333-18709))

     10.26 Amendment to Employment Agreement between Ronald E. Weinberg and the Registrant, dated January 1, 1997 (Incorporated by reference to the Company's S-2 Registration Statement as filed with the Securities and Exchange Commission (File No. 333-18709))

     10.27 Amendment to Employment Agreement between Barry J. Feld and the Registrant, dated January 1, 1997 (Incorporated by reference to the Company's S-2 Registration Statement as filed with the Securities and Exchange Commission (File No. 333-18709))

     21.1 Subsidiaries of the Registrant (Incorporated by reference to the Company's S- 1 Registration Statement as filed with the Securities and Exchange Commission (File No. 33-71330))

     23.1      Consent of Price Waterhouse LLP

     24.1 Reference is made to the Signatures section of this Report for the Power of Attorney contained therein.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW WEST EYEWORKS, INC.


By: /s/ Ronald E. Weinberg                              Dated:  March 27, 1997
    --------------------------------------------
      Ronald E. Weinberg, Chairman of the Board

POWER OF ATTORNEY

            KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Ronald E. Weinberg and Byron S. Krantz his true and lawful attorneys-in-fact, each acting alone, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or their substitutes, each acting alone, may lawfully do or cause to be done by virtue hereof.

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Ronald E. Weinberg                                                             Dated:  March 27, 1997
----------------------------------------------------------------------------
Ronald E. Weinberg, Chairman of the Board, Treasurer and Director


/s/ Barry Feld                                                                     Dated:  March 27, 1997
----------------------------------------------------------------------------
Barry Feld, Chief Executive Officer, President and Director
(principal executive officer)


/s/ Darius J. DiTallo                                                              Dated:   March 27, 1997
----------------------------------------------------------------------------
Darius J. DiTallo, Vice President - Finance & Administration
(principal financial and accounting officer)


/s/ Byron S. Krantz                                                                Dated:  March 27, 1997
----------------------------------------------------------------------------
Byron S. Krantz, Secretary and Director


/s/ Donald M. Gleklen                                                              Dated:  March 27, 1997
----------------------------------------------------------------------------
Donald M. Gleklen, Director


/s/ Larry I. Pollock                                                               Dated:  March 27, 1997
----------------------------------------------------------------------------
Larry I. Pollock, Director


/s/ William P. Sutter, Jr.                                                         Dated:  March 27, 1997
----------------------------------------------------------------------------
William P. Sutter, Jr., Director

/s/ Norman C. Harbert                                                              Dated:   March 27, 1997
----------------------------------------------------------------------------
Norman C. Harbert, Director

                        Report of Independent Accountants





To the Board of Directors and Shareholders of New West Eyeworks, Inc.

In our opinion, the consolidated financial statements and schedules listed in the index appearing under Item 14(a) 1 and 2 present fairly, in all material respects, the financial position of New West Eyeworks, Inc. and its subsidiary at December 28, 1996 and December 30, 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP
Phoenix, Arizona
March 7, 1997

                             NEW WEST EYEWORKS, INC.

--------------------------------------------------------------------------------


                           CONSOLIDATED BALANCE SHEET


                                     ASSETS

                                                                       December 28,        December 30,
                                                                           1996                1995
                                                                       ------------        ------------

Current Assets:
  Cash and cash equivalents                                            $    256,000        $    241,000
  Accounts receivable, net                                                1,304,000             999,000
  Inventory                                                               3,190,000           3,132,000
  Other current assets                                                      309,000              78,000
                                                                       ------------        ------------

         Total current assets                                             5,059,000           4,450,000

Property and equipment, net                                               7,518,000           6,656,000
Goodwill                                                                    506,000             596,000
Other assets                                                                 44,000              32,000
                                                                       ------------        ------------

         Total assets                                                  $ 13,127,000        $ 11,734,000
                                                                       ============        ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                    $  5,392,000        $  5,755,000
   Accrued expenses                                                       1,868,000           3,096,000
   Line of credit                                                         1,968,000
   Deferred warranty revenues                                               279,000             348,000
   Notes payable and capital lease obligations, current portion             320,000             235,000
   Notes payable to related party                                           358,000
                                                                       ------------        ------------

         Total current liabilities                                       10,185,000           9,434,000

Liability for closed store leases                                                                57,000
Notes payable and capital lease obligations                                 516,000             321,000
                                                                       ------------        ------------

         Total liabilities                                               10,701,000           9,812,000
                                                                       ------------        ------------


Stockholders' Equity:
   Series A 6% Cumulative Convertible Preferred Stock, $1,000
      par value, 3,960 shares authorized, issued and outstanding          3,960,000           3,960,000
   Series B 6% Cumulative Convertible Preferred Stock, $1,000
      par value, 1,500 shares authorized, issued and outstanding          1,500,000           1,500,000
   Common stock, $0.01 par value, 5,000,000 shares authorized,
      3,763,036 shares issued and outstanding                                38,000              38,000
   Paid-in capital                                                       10,100,000          10,070,000
   Accumulated deficit                                                  (13,172,000)        (13,646,000)
                                                                       ------------        ------------

         Total stockholders' equity                                       2,426,000           1,922,000
                                                                       ------------        ------------

         Total liabilities and stockholders' equity                    $ 13,127,000        $ 11,734,000
                                                                       ============        ============

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                             NEW WEST EYEWORKS, INC.

-------------------------------------------------------------------------------


                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                                              Fiscal Year Ended
                                                              ----------------------------------------------------
                                                              December 28,        December 30,        December 31,
                                                                  1996                1995                1994
                                                              ------------        ------------        ------------

Net Sales                                                     $ 43,940,000        $ 40,033,000        $ 37,367,000
Cost of sales                                                   21,719,000          20,352,000          19,675,000
                                                              ------------        ------------        ------------

   Gross profit                                                 22,221,000          19,681,000          17,692,000

Selling, general and administrative expenses                    21,173,000          21,667,000          18,978,000
                                                              ------------        ------------        ------------

Operating income (loss)                                          1,048,000          (1,986,000)         (1,286,000)
Interest income                                                                         12,000              53,000
Interest expense                                                   216,000              51,000              55,000
                                                              ------------        ------------        ------------

Income (loss) before income tax expense                            832,000          (2,025,000)         (1,288,000)

Income tax expense                                                  30,000
                                                              ------------        ------------        ------------

Net income (loss)                                                  802,000          (2,025,000)         (1,288,000)

Preferred stock dividends                                         (328,000)           (329,000)           (328,000)
                                                              ------------        ------------        ------------

Net income (loss) applicable to holders of common stock       $    474,000        $ (2,354,000)       $ (1,616,000)
                                                              ============        ============        ============

Income (loss) per common and common equivalent share          $       0.13        $      (0.63)       $      (0.43)
                                                              ============        ============        ============

Weighted average number of common and common
   equivalent shares outstanding                                 3,775,000           3,763,000           3,736,000


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                             NEW WEST EYEWORKS, INC.

-------------------------------------------------------------------------------


                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                           Shares                                        Amounts
                                  ----------------------     ---------------------------------------------------------------------
                                                                                         Paid-in       Accumulated
                                  Preferred      Common      Preferred      Common        Capital        Deficit          Total
                                  ---------    ---------     ----------    ----------   -----------    ------------    -----------

BALANCES AT DECEMBER 25, 1993       5,460      2,264,286     $5,460,000    $   22,000   $ 1,502,000    $ (9,676,000)   $(2,692,000)

Common stock issued                            1,498,750                       16,000     8,568,000                      8,584,000

Preferred stock dividends                                                                                  (328,000)      (328,000)

Net loss                                                                                                 (1,288,000)    (1,288,000)
                                    -----      ---------     ----------    ----------   -----------    ------------    -----------


BALANCES AT DECEMBER 31, 1994       5,460      3,763,036      5,460,000        38,000    10,070,000     (11,292,000)     4,276,000

Preferred stock dividends                                                                                  (329,000)      (329,000)

Net loss                                                                                                 (2,025,000)    (2,025,000)
                                    -----      ---------     ----------    ----------   -----------    ------------    -----------


BALANCES AT DECEMBER 30, 1995       5,460      3,763,036      5,460,000        38,000    10,070,000     (13,646,000)     1,922,000

Issuance of warrants                                                                         30,000                         30,000

Preferred stock dividends                                                                                  (328,000)      (328,000)

Net income                                                                                                  802,000        802,000
                                    -----      ---------     ----------    ----------   -----------    ------------    -----------


BALANCES AT DECEMBER 28, 1996       5,460      3,763,036     $5,460,000    $   38,000   $10,100,000    $(13,172,000)   $ 2,426,000
                                    =====      =========     ==========    ==========   ===========    ============    ===========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                             NEW WEST EYEWORKS, INC.

-------------------------------------------------------------------------------


                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                                                Fiscal Year Ended
                                                                               --------------------------------------------------
                                                                               December 28,        December 30,       December 31,
                                                                                   1996               1995               1994
                                                                               ------------        -----------        -----------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
   Net income (loss)                                                           $    802,000        $(2,025,000)      $(1,288,000)
   Adjustments to reconcile net income (loss) to net cash from (used in)
      operating activities:
      Depreciation and amortization                                               1,229,000          1,048,000         1,614,000
      Loss on disposal of fixed assets                                                                  65,000           133,000
   Changes in assets and liabilities:
      Accounts receivable, net                                                     (305,000)          (124,000)          (48,000)
      Inventory                                                                     (58,000)          (281,000)         (515,000)
      Other current assets                                                         (231,000)            52,000           (34,000)
      Accounts payable                                                             (363,000)         1,696,000          (680,000)
      Accrued expenses                                                           (1,228,000)           603,000           522,000
      Deferred warranty revenues                                                    (69,000)          (240,000)           94,000
      Other assets and liabilities                                                  (57,000)           (72,000)          935,000
                                                                               ------------        -----------        ----------

      Net cash from (used in) operating activities                                 (280,000)           722,000           733,000
                                                                               ------------        -----------        ----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Purchase of property and equipment                                            (1,459,000)        (1,532,000)       (3,178,000)
                                                                               ------------        -----------        ----------


CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
   Proceeds from the revolving line of credit                                    24,050,000
   Payments on the revolving line of credit                                     (22,082,000)
   Proceeds from the bridge loan                                                  1,050,000
   Payment of bridge loan                                                          (700,000)
   Proceeds from capital leases                                                                        505,000
   Payment of capital leases                                                       (236,000)          (208,000)       (3,222,000)
   Payment of preferred stock dividends                                            (328,000)          (246,000)         (328,000)
   Net proceeds from issuance of common stock                                                                          8,584,000
   Redemption of redeemable preferred stock                                                                           (1,752,000)
                                                                               ------------        -----------        ----------

   Net cash from financing activities                                             1,754,000             51,000         3,282,000
                                                                               ------------        -----------        ----------

NET INCREASE (DECREASE) IN CASH and CASH EQUIVALENTS                                 15,000           (759,000)          837,000

CASH and CASH EQUIVALENTS, beginning of period                                      241,000          1,000,000           163,000
                                                                               ------------        -----------        ----------

CASH and CASH EQUIVALENTS, end of period                                       $    256,000        $   241,000        $1,000,000
                                                                               ============        ===========        ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                               $    208,000        $    51,000        $   66,000
   Income taxes paid                                                                 30,000                               65,000
   Assets purchased under capital lease obligations                                 524,000


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                             NEW WEST EYEWORKS, INC.

                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 1 - THE COMPANY:

New West Eyeworks, Inc. (the Company) is a leading specialty retailer of eyewear, operating under the trade names "Lee Optical" and "Vista Optical." In the western and midwestern United States, the Company operates 149 value-priced optical stores located in malls, strip shopping centers and Fred Meyer host stores. The Company operates optical laboratory and distribution facilities in Tempe, Arizona and near Portland, Oregon.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiary, Alexis Holdings, Inc. All significant intercompany accounts and transactions have been eliminated.

FISCAL YEAR

The Company's fiscal year ends on the last Saturday of the calendar year. Fiscal years 1996 and 1995 reflect periods of 52 weeks while fiscal year 1994 reflects a period of 53 weeks.

REVENUE RECOGNITION

Revenues are recognized at the time of customer order. Revenues from separately priced warranty contracts are deferred and recognized on a pro rata basis over the contract period.

The Company receives certain vendor rebates and allowances which are reflected in operations based on the terms of the underlying agreements. Such amounts are classified as reductions of either selling, general and administrative costs or cost of sales as appropriate.

STORE OPENING COSTS

The Company expenses store opening costs as incurred.

                             NEW WEST EYEWORKS, INC.

                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

ADVERTISING COSTS

Effective January 1, 1995, the Company adopted American Institute of Certified Public Accountants Statement of Position No. 93-7, Reporting on Advertising Costs (the "Statement"). In accordance with the Statement, the Company expenses advertising production costs in the period in which the related advertisement first takes place. Advertising communication costs such as television air time and newspaper advertising space are expensed as the related services are received. All other costs are expensed as incurred. The adoption of the Statement during 1995 did not have a material impact on the Company's financial condition or results of operations. Advertising expenses totaled $3,576,000, $4,136,000, and $3,392,000 for the years 1996, 1995, and 1994, respectively.

CASH AND CASH EQUIVALENTS

The Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE

Accounts receivable are primarily comprised of amounts due from insurance carriers on sales where the Company has accepted an assignment of insurance benefits from the customer. The reported balances are net of an allowance for doubtful accounts of $139,000 and $160,000 at December 28, 1996, and December 30, 1995, respectively.

INVENTORY AND COST OF SALES

Inventory primarily consists of the direct material cost of eyeglass frames, contact lenses, ophthalmic lenses and optical laboratory supplies and is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Cost of sales includes the cost of merchandise sold during the period, optical laboratory costs directly related to manufacturing eyeglasses, store occupancy expenses, and depreciation expense relating to store and optical laboratory fixtures and equipment.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets which range from five to ten years. Major improvements are capitalized while repairs which do not extend the useful life of the asset are expensed.

                             NEW WEST EYEWORKS, INC.

                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

GOODWILL

Goodwill relating to the 1988 acquisition of Western States Optical is being amortized for financial statement purposes on a straight-line basis over a period of fifteen years. The reported balance is net of accumulated amortization of $759,000 and $669,000 at December 28, 1996, and December 30, 1995
respectively. The Company evaluates the possibility of goodwill impairment when events or changes in economic circumstances indicate that the related carrying amount may not be recoverable.

ACCOUNTS PAYABLE

Accounts payable includes $644,000 at December 28, 1996 and $1.2 million at December 30, 1995 relating to the reclassification of book overdrafts.

STOCK COMPENSATION

The Company measures compensation costs related to employee stock options using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees."

INCOME TAXES

The Company provides for the determination of deferred tax assets and liabilities at the end of each period based on the difference between the financial statement and tax basis of assets and liabilities using presently enacted tax rates.

INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

Income (loss) per common and common equivalent share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of warrants and options using the treasury stock method. Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

                             NEW WEST EYEWORKS, INC.

                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 3 - PROPERTY, EQUIPMENT AND LEASES:

Property and equipment consists of the following:

                                              December 28,          December 30,
                                                 1996                 1995
                                              ------------         ------------

Store fixtures and equipment                  $ 11,549,000         $ 10,385,000
Laboratory fixtures and equipment                2,100,000            1,843,000
Other fixtures and equipment                     2,558,000            1,971,000
Building and improvements                          641,000              638,000
Construction in progress                                                 28,000
                                              ------------         ------------
                                                16,848,000           14,865,000
Less:  accumulated depreciation                 (9,330,000)          (8,209,000)
                                              ------------         ------------
                                              $  7,518,000         $  6,656,000
                                              ============         ============



The Company leases substantially all of its store facilities under operating leases which expire at various dates through 2002. Certain leases require payment of property taxes, utilities, common area maintenance and insurance as well as additional rent if sales exceed specified amounts. Total rent expense incurred during 1996, 1995 and 1994 approximated $5,493,000, $5,000,000 and
$5,000,000, respectively, including additional rent expense of $1,045,000, $889,000 and $930,000, respectively. At December 28, 1996, future minimum annual rental commitments under noncancelable operating leases were as follows:


               1997                            $ 3,208,000
               1998                              3,023,000
               1999                              2,396,000
               2000                              1,684,000
               2001                              1,233,000
               Thereafter                        2,216,000
                                               -----------
                                               $13,760,000
                                               ===========

                             NEW WEST EYEWORKS, INC.

                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 4 - LINE OF CREDIT:

The Company entered into a $2.0 million revolving line of credit with a bank in June 1996. The revolving line of credit matures on May 31, 1997, and is secured by substantially all of the Company's assets, including the Company's executive office building and optical laboratory in Tempe, Arizona, but excluding furniture, fixtures, and equipment. The line of credit borrowings bear interest at the lending bank's prime rate plus 2.0% per annum, and interest is due and payable monthly. The line of credit is also secured by guarantees from Mesirow Capital Partners V, a common and preferred stockholder, Mesirow Capital Partners VI, and Ron E. Weinberg, Chairman of the Board. Barry J. Feld, President and Chief Executive Officer, agreed to share in the obligations of the guarantors.

In exchange for the guarantee of the Company's obligations under its line of credit by such officers and shareholders, the Company issued warrants to them to purchase, in the aggregate, 50,000 shares of the Company's common stock at a price per share of $6.11, subject to customary anti-dilution adjustments. The value of the warrants, which was determined by independent valuation to be $0.57 per share, is reflected on the December 28, 1996 balance sheet in other assets and paid-in capital and is being amortized over the life of the loan.

As of December 28, 1996, the Company was not in compliance with certain financial covenants, contained in the revolving line of credit agreement with the bank. Accordingly, the credit agreement was amended effective January 14, 1997, and the Company received waivers with respect to such covenants from the bank for periods up to and including December 28, 1996. There can be no assurance that the Company will not require additional waivers in the future or, if required, that the lender will grant them.

The line of credit borrowings were repaid in full with the proceeds from the secondary offering in early 1997, (the Offering) (See Note 11 -- Subsequent Event).

                             NEW WEST EYEWORKS, INC.

                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 5 - NOTES PAYABLE:

Notes payable consist of the following:

                                                           December 28,    December 30,
                                                               1996            1995
                                                           ------------    ------------

Capital lease obligations                                   $  836,000       $505,000

Notes payable - related party                                  358,000

Mortgage note payable, interest at 10.75%, interest
   and principal payments of $7,000 due monthly until
   maturity on August 1, 1996, secured by executive
   office building and optical laboratory facilities                           51,000
                                                            ----------       --------

Total debt                                                   1,194,000        556,000

Less:  current portion                                         678,000        235,000
                                                            ----------       --------

Total long-term debt                                        $  516,000       $321,000
                                                            ==========       ========


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

In early 1996, to fund the Company's expansion and advertising needs, the Company entered into two bridge loans with Mesirow Capital Partners VI, a common and preferred stockholder, and Ronald E. Weinberg, totaling $700,000. The loans bore interest at an annual rate of 15% and were secured by a deed of trust on the Company's executive office building and optical laboratory facility in Tempe, Arizona. The bridge loans were retired with the proceeds of the revolving line of credit described in Note 4.

In December 1996, the Company entered into a bridge loan for $350,000 with The Second National Bank of Warren (Ohio). The loan was scheduled to mature on June 2, 1997 and bore interest at a rate equal to the lending bank's prime rate plus 1.5% per annum, payable upon maturity. The loan was guaranteed by Mr. Weinberg and Mr. Feld agreed to share in the guaranty. The Company paid Mr. Weinberg and Mr. Feld a total of $7,500 in exchange for their guaranty of the loan. Norman C. Harbert, a director of the Company, is also a director

                             NEW WEST EYEWORKS, INC.

                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE 5 - NOTES PAYABLE: (CONTINUED)

of Second Bancorp Inc., the parent holding company of the Second National Bank of Warren (Ohio). The bridge loan was retired with the proceeds from the Offering.

NOTE 6 - STOCKHOLDERS' EQUITY AND COMMON STOCK OPTIONS AND WARRANTS:

        In December 1993, the Company issued 3,960 shares of Series A and 1,500 shares of Series B $1,000 par value 6% Cumulative Convertible Preferred Stock (the "Preferred Stock"). The Preferred Stock is redeemable by the Company at par value plus accrued but unpaid dividends; however, Series B shares cannot be redeemed while any Series A shares are outstanding. The number of common shares issuable upon conversion is determined by dividing the par value of outstanding Preferred Stock by $8.40, subject to customary adjustments. Dividends on the Preferred Stock are payable quarterly, at an annual rate of $60 per share.

In October 1993, the Company established the New West Eyeworks Stock Option Plan under which certain eligible employees and directors of the Company may receive awards in the form of stock options. Certain stock options become exercisable on the date the Company achieves annual primary earnings per share targets while others become exercisable during a three-year period with the options vesting ratably during that period. The exercise price is generally equal to the fair market price of the Company's common stock on the date of the grant. The stock option exercise period may not exceed ten years from the date of grant.

A summary of the status of the Company's Stock Option Plan as of December 28, 1996 and December 30, 1995 and changes during the years ended is presented below:


                                              1996                                1995
                                      ----------------------         -----------------------------
                                                    Weighted                              Weighted
                                                     Average                              Average
                                                    Exercise                              Exercise
                                      Shares         Price              Shares             Price
                                    ------------------------         -----------------------------

Options outstanding at
    beginning of year                131,500                           108,500

   Granted                            53,000          $ 4.25            99,500       $   4.10

   Exercised                              --                                --

   Forfeited                         (34,000)         $ 5.15           (76,500)      $   4.99
                                    --------                          --------

Options outstanding at
   end of year                       150,500                           131,500
                                    ========                          ========


Options exercisable at end            77,000                            58,000
   of year


Weighted-average fair
value of options granted
during the year                     $   2.12                          $   2.17

                             NEW WEST EYEWORKS, INC.

                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE 6 - STOCKHOLDERS' EQUITY AND COMMON STOCK OPTIONS AND WARRANTS: (CONTINUED)

The following table summarizes information about the stock options granted during 1996, 1995, and 1994 which are outstanding at December 28, 1996:

                                              Weighted
                                               Average           Weighted                       Weighted
   Year        Range of                       Remaining          Average                        Average
 Options       Exercise         Options        Contract          Exercise         Options       Exercise
 Granted        Prices        Outstanding        Life             Price         Exercisable      Price
-----------------------------------------------------------------------------  -------------------------

    1996     $      4.25          53,000      9.2 years            $4.25

    1995     $3.44-$4.63          23,500      8.3 years            $3.95             3,000        $ 4.63

    1994     $      7.00          74,000        7 years            $7.00            74,000        $ 7.00


For purposes of determining the weighted average fair market value of the options granted during the year, the Company used the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                   1996                1995
                                                                   ------------------------
                      Expected dividend yield                      0%                 0%
                      EXpected Stock Price Volatility              50%                50%
                      Risk free interest rate                      5.30%              7.1%
                      Expected option life                         5 years            5 years

The pro-forma disclosures of earnings and earnings per share required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", for 1996 and 1995 have not been presented as the effect of such pro-forma adjustments is not material.

In connection with the initial public offering in December 1993, the Company sold warrants to its primary underwriter and two individuals at a nominal price (1993 Warrants). The 1993 Warrants, which are exercisable for a four-year period commencing December 23, 1994, entitle the holders to purchase a total of 106,563 shares of the Company's common stock at an exercise price of 125% of the initial public offering price of $7.00 per share ($8.75 per share). In conjunction with the Offering in early 1997 (See Note 11 -- Subsequent Event), the Company reduced the exercise price of the 1993 Warrants from $8.75 to $8.00 per share.

                             NEW WEST EYEWORKS, INC.

                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 6 - STOCKHOLDERS' EQUITY AND COMMON STOCK OPTIONS AND WARRANTS: (CONTINUED)

In connection with the Offering (See Note 11 -- Subsequent Event), the Company granted to its primary underwriter and certain individuals warrants (1997 Warrants) to purchase a number of shares of common stock equal to the number of shares of common stock that remain issuable and unexercised under the 1993 Warrants upon their termination. The 1997 Warrants are exercisable beginning on December 23, 1998, the termination date of the 1993 Warrants, for a period of three years terminating on December 23, 2001. The initial exercise price for the 1997 Warrants will equal the exercise price under the 1993 Warrants upon their termination, which price is currently $8.00.

The Company also issued warrants to purchase 50,000 shares of the Company's common stock at a price per share of $6.11 in exchange for the guaranty of the Company's obligations under its line of credit by certain officers and stockholders of the Company. The warrants terminate on June 10, 2006 (See Note 4
- Line of Credit).

NOTE 7 - INCOME TAXES:

The Company's deferred tax assets consist of the following:

                                               December 28,        December 30,
                                                   1996                 1995
                                               -----------          -----------

  Net operating loss carryforwards             $ 2,407,000          $ 2,611,000

    Salaries and benefits                          125,000              120,000
    Property and equipment                         124,000              363,000
    Deferred warranty revenues                      95,000              118,000
    Other                                          243,000              240,000
                                               -----------          -----------

  Deferred tax assets                            2,994,000            3,452,000

  Less:  valuation allowance                    (2,994,000)          (3,452,000)
                                               -----------          -----------

    Net deferred tax assets                    $        --          $        --
                                               ===========          ===========


As a result of historical operating losses, the Company has reserved its net deferred tax assets as of December 28, 1996, and December 30, 1995.

In assessing the realizability of its deferred tax assets, the Company considers whether it is more likely than not that some or all of such assets will be realized. The ultimate realization of the Company's deferred tax assets is dependent upon generation of future taxable income.

                             NEW WEST EYEWORKS, INC.

                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 7 - INCOME TAXES: (CONTINUED)

The Company has established a valuation allowance to fully reserve its deferred tax assets and will consider reducing or eliminating the valuation allowance once profitable operations have been sustained.

As of December 28, 1996, the Company had net operating loss carryforwards of $7.1 million and $6.3 million for regular tax and alternative minimum tax purposes, respectively, which begin to expire in 2006. The Company's initial public offering in 1993 caused the Company to experience an ownership change as defined by Section 382(g) of the Internal Revenue Code. As a result, there will be an annual limitation of approximately $1.0 million on the amount of net operating loss carryforwards generated prior to the ownership change which can be utilized to offset the Company's future taxable income. The Offering (See
Note 11 -- Subsequent Event) did not cause the Company to experience an ownership change; however, future transactions involving the Company's stock (or rights to acquire such stock) could also cause an ownership change resulting in additional restrictions on the Company's ability to utilize its net operating loss carryforwards after the date of such ownership change.

NOTE 8 - EMPLOYEE BENEFIT PLAN:

The Company established the New West Eyeworks, Inc. Profit Sharing and 401(k) Savings Plan (the Plan) for the benefit of employees (participants) who meet certain age and eligibility requirements. The Plan provides for discretionary profit sharing contributions as well as employer matching contributions on participants' pre-tax savings deferrals. A profit sharing contribution was not made in 1996, 1995, or 1994; however, employer matching contributions approximated $90,000, $97,000, and $71,000 in 1996, 1995 and 1994, respectively.

NOTE 9 - RELATED PARTY TRANSACTIONS:

The Company is a party to an expense sharing arrangement whereby it pays an entity owned by an officer of the Company for certain services provided by such entity for the Company and as reimbursement for certain expenses incurred directly on behalf of the Company. The aggregate amount of the payments by the Company to such entity, including expenses incurred directly on behalf of the Company, were approximately $109,000, $136,000, and $140,000 in 1996, 1995 and
1994, respectively.

A director of the Company is a partner in a law firm which provides legal services to the Company.

                             NEW WEST EYEWORKS, INC.

                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE 10 - COMMITMENTS AND CONTINGENCIES:

The Chairman of the Board and the President have received a total of $7,500 from the Company in connection with providing a guarantee for the bridge loan negotiated in December 1996 (See Note 5 -- Notes Payable).

From time to time, the Company is involved in legal matters which are incidental to its operations. In the opinion of management, the ultimate resolution of these matters is not anticipated to have a material adverse effect on the Company's financial condition or results of operations.

NOTE 11 - SUBSEQUENT EVENT:

In early 1997, the Company completed a secondary public offering of 1,505,400 shares of its common stock, $0.01 par value per share, including shares sold upon the exercise of the underwriters' over allotment option. Net proceeds to the Company from the Offering were $5.6 million. Of the shares sold, 400,000 shares were sold by selling stockholders. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

                             NEW WEST EYEWORKS, INC.

--------------------------------------------------------------------------------

VALUATION AND QUALIFYING ACCOUNTS

                                                                     SCHEDULE II

--------------------------------------------------------------------------------

                                        Balance at      Charged to                        Balance
                                        beginning        costs and                       at end of
        Description                     of period        expenses     Deductions          period
----------------------------------      ----------      ----------    -----------        ----------

Fiscal 1994

 Allowance for doubtful accounts        $  236,000       $ 56,000       $(106,000)       $  186,000

 Deferred tax valuation allowance       $2,308,000       $396,000       $                $2,704,000

Fiscal 1995

 Allowance for doubtful accounts        $  186,000       $143,000       $(169,000)       $  160,000

 Deferred tax valuation allowance       $2,704,000       $748,000       $                $3,452,000

Fiscal 1996

 Allowance for doubtful accounts        $  160,000       $ 65,000       $ (86,000)       $  139,000

 Deferred tax valuation allowance       $3,452,000       $              $(458,000)       $2,994,000

                             NEW WEST EYEWORKS, INC.



                                  EXHIBIT INDEX


                                                                                              Sequential
Exhibit             Description                                                               Page Number
-------             -----------                                                               -----------

23.1            Consent of Price Waterhouse LLP.................................................  55

24.1            Reference is made to the Signatures section of this Report for the
                Power of Attorney contained therein.............................................  36

27              Financial Data Schedule.........................................................  56