Form 10-Q
period 1997-03-29
NEW WEST EYEWORKS INC
filed 1997-05-12
CIK 914538

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 29, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______ to ______

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value:  4,868,436 (as of May 1, 1997)

                             NEW WEST EYEWORKS, INC.

INDEX
                                                                            Page

PART I--FINANCIAL INFORMATION...............................................  3

Item 1.  Financial Statements...............................................  3

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............................  8

PART II--OTHER INFORMATION.................................................. 14

Item 1.  Legal Proceedings.................................................. 14

                             NEW WEST EYEWORKS, INC.

 ------------------------------------------------------------------------------


                         PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEET




                                                                   March 29,       December 28,
                                     ASSETS                           1997             1996
                                                                  ------------     ------------
                                                                   (Unaudited)
Current Assets:
  Cash and cash equivalents                                       $  2,325,000     $    256,000
  Accounts receivable                                                1,514,000        1,304,000
  Inventory                                                          3,817,000        3,190,000
  Other current assets                                                  53,000          309,000
                                                                  ------------     ------------

      Total current assets                                           7,709,000        5,059,000

Property and equipment, net                                          7,552,000        7,518,000
Goodwill                                                               484,000          506,000
Other assets                                                            29,000           44,000
                                                                  ------------     ------------
      Total assets                                                $ 15,774,000     $ 13,127,000
                                                                  ============     ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                $  3,987,000     $  5,392,000
  Accrued expenses                                                   2,195,000        1,868,000
  Bank line of credit                                                                 1,968,000
  Deferred warranty revenues                                           273,000          279,000
  Notes payable and capital lease obligations, current portion         331,000          320,000
  Notes payable to related party                                                        358,000
                                                                  ------------     ------------

      Total current liabilities                                      6,786,000       10,185,000

Notes payable and capital lease obligations                            427,000          516,000
                                                                  ------------     ------------
      Total liabilities                                              7,213,000       10,701,000
                                                                  ------------     ------------

Stockholders' Equity:
  Series A 6% Cumulative Convertible Preferred Stock, $1,000
    par value, 3,960 shares authorized, issued and outstanding       3,960,000        3,960,000
  Series B 6% Cumulative Convertible Preferred Stock, $1,000
    par value, 1,500 shares authorized, issued and outstanding       1,500,000        1,500,000
  Common Stock, $0.01 par value, 5,000,000 shares authorized,
    4,868,436 and 3,763,036 shares issued and outstanding at
    March 29, 1997 and December 28, 1996, respectively                  49,000           38,000
  Paid-in capital                                                   15,672,000       10,100,000
  Accumulated deficit                                              (12,620,000)     (13,172,000)
                                                                  ------------     ------------
      Total stockholders' equity                                     8,561,000        2,426,000
                                                                  ------------     ------------
      Total liabilities and stockholders' equity                  $ 15,774,000     $ 13,127,000
                                                                  ============     ============

  The accompanying notes are an integral part of these consolidated financial statements.

                             NEW WEST EYEWORKS, INC.

 ------------------------------------------------------------------------------



                      CONSOLIDATED STATEMENT OF OPERATIONS




                                                          Three Months Ended
                                                      --------------------------
                                                              (Unaudited)

                                                       March 29,      March 30,
                                                          1997          1996
                                                      -----------    -----------
Net sales                                             $12,791,000    $11,504,000
Cost of sales                                           6,122,000      5,800,000
                                                      -----------    -----------
  Gross profit                                          6,669,000      5,704,000

Selling, general and administrative expenses            5,976,000      5,121,000
                                                      -----------    -----------
Operating income                                          693,000        583,000
Interest income                                            13,000
Interest expense                                           53,000         36,000
                                                      -----------    -----------
Income before income taxes                                653,000        547,000

Income tax expense                                         20,000        104,000
                                                      -----------    -----------
Net income                                                633,000        443,000

Dividends accrued on preferred stock                       81,000         81,000
                                                      -----------    -----------
Net income applicable to holders of common stock      $   552,000    $   362,000
                                                      ===========    ===========
Net income per common and common equivalent shares    $      0.13    $      0.10
                                                      ===========    ===========
Weighted average number of common and common
  equivalent shares outstanding                         4,291,000      3,763,000

  The accompanying notes are an integral part of these consolidated financial statements.

                             NEW WEST EYEWORKS, INC.

 ------------------------------------------------------------------------------




                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                       THREE MONTHS ENDED
                                                    -------------------------
                                                           (Unaudited)

                                                     MARCH 29,      MARCH 30,
                                                       1997           1996
                                                    -----------     ---------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income                                        $   633,000     $ 443,000
  Adjustments to reconcile net income to
   net cash from (used in) operating activities:
   Depreciation and amortization                        378,000       300,000
  Changes in assets and liabilities:
   Accounts receivable                                 (210,000)     (100,000)
   Inventory                                           (627,000)     (355,000)
   Other current assets                                 256,000       (47,000)
   Accounts payable                                  (1,405,000)      125,000
   Accrued expenses                                     327,000      (568,000)
   Deferred warranty revenues                            (6,000)      (17,000)
   Other assets and liabilities                          15,000       (15,000)
                                                    -----------     ---------
   Net cash used in operating activities               (639,000)     (234,000)
                                                    -----------     ---------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Purchase of property and equipment                   (388,000)     (372,000)
                                                    -----------     ---------
   Net cash used in investing activities               (388,000)     (372,000)
                                                    -----------     ---------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Proceeds from revolving line of credit              5,126,000
  Payments on revolving line of credit               (7,094,000)
  Proceeds from bridge loans                                          700,000
  Payment of bridge loan                               (358,000)
  Payment of capital leases                             (78,000)      (71,000)
  Payment of preferred stock dividends                  (83,000)      (81,000)
  Net proceeds from common stock offering             5,583,000
                                                    -----------     ---------
   Net cash from financing activities                 3,096,000       548,000
                                                    -----------     ---------
NET INCREASE (DECREASE) IN CASH and
  CASH EQUIVALENTS                                    2,069,000       (58,000)
                                                    -----------     ---------
CASH and CASH EQUIVALENTS, beginning of period          256,000       241,000
                                                    -----------     ---------
CASH and CASH EQUIVALENTS, end of period            $ 2,325,000     $ 183,000
                                                    ===========     =========

  The accompanying notes are an integral part of these consolidated financial statements.

                             NEW WEST EYEWORKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL INFORMATION

1. The unaudited consolidated financial information presented herein has been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and does not include all of the information and note disclosures required by generally accepted accounting principles. Therefore, this information should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K of New West Eyeworks, Inc. (the "Company") for the year ended December 28, 1996. This information reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. These adjustments are of a normal and recurring nature.

2. The results of operations for the period ended March 29, 1997 are not necessarily indicative of the results to be expected for the full year.

3. Income (loss) per common and common equivalent share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of warrants and options using the treasury stock method. Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

4. In early 1997, the Company completed a secondary public offering of 1,505,400 shares of its common stock, $0.01 par value per share, including shares sold upon the exercise of the underwriters' over-allotment option, for $6.00 per share (the "Offering"). Net proceeds to the Company from the Offering were approximately $5.6 million. Of the shares sold, 400,000 shares were sold by selling stockholders. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

5. In connection with the initial public offering in December 1993, the Company sold warrants to its primary underwriter and two individuals at a nominal price (1993 Warrants). The 1993 Warrants, which are exercisable for a four-year period commencing December 23, 1994, entitle the holders to purchase a total of 106,563 shares of the Company's common stock at an exercise price of 125% of the initial public offering price of $7.00 per share ($8.75 per share). In conjunction with the Offering in early 1997, the Company reduced the exercise price of the 1993 Warrants from $8.75 to $8.00 per share.

     In connection with the Offering, the Company granted to its primary underwriter and certain individuals warrants (1997 Warrants) to purchase a number of shares of common stock equal to the number of shares of common stock that remain issuable and unexercised under the 1993 Warrants upon their termination. The 1997 Warrants are exercisable beginning on December 23, 1998, the termination date of the 1993 Warrants, for a period of three years terminating on December 23, 2001. The initial exercise price for the 1997 Warrants will equal the exercise price under the 1993 Warrants upon their termination, which price is currently $8.00.

6. The Company currently has a $2.0 million bank revolving line of credit. The Company repaid the line of credit borrowings with a portion of the proceeds of the Offering and presently, there is no outstanding balance on the line of credit.

     In December 1996, to fund the Company's store expansion plans, the Company entered into a bridge loan for $350,000 with The Second National Bank of Warren (Ohio). The Company repaid the loan in full with a portion of the proceeds of the Offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Unless otherwise stated, references in this report to the first quarter of 1997 and 1996 relate to the periods ended March 29, 1997 and March 30, 1996.

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

      The Company believes that the success of its value-pricing strategy is demonstrated by (1) its 21 consecutive quarters of positive comparable store sales growth, including a 7.4% increase in the first quarter of 1997 compared to the first quarter of 1996, and (2) the increasing number of repeat customers and referral business. Currently, the Company operates 150 stores in 12 western and midwestern states.

      In 1996, the Company opened 10 stores, nine of which are located in malls or strip shopping centers and one of which is located in a Fred Meyer, Inc. ("Fred Meyer") host store. Evidencing the Company's strategy to expand into new geographic markets, six of the 10 new stores opened in 1996 were located in the Iowa market, representing the Company's first entry into the midwestern United States. In addition, the Company remodeled or relocated eight stores and closed three stores during this period. With additional capital from the Offering, the Company plans to accelerate its store opening program with the addition of approximately 20 stores in 1997, substantially all of which will be in malls and strip shopping centers. In the first quarter of 1997, the Company opened three stores in malls, two located in Iowa and one in Colorado. Opening new stores in markets already served by the Company may adversely impact existing store profitability and reduce comparable store sales, although the Company believes that such new stores will increase its total sales and profitability in such markets.

      The Company's managed optical care business, Alexis Vision Plan, is an increasingly important component of its overall business. In the first quarter of 1997, sales generated by the Alexis Vision Plan were $3.7 million (or approximately 29.1% of net sales), a 31.0% increase over 1996. Alexis Vision Plan sales have a negative impact on the Company's gross profit margin because they are generally at a small discount from the Company's everyday value prices, and the Company expects this negative impact to continue. There is no assurance that sales generated under the Alexis Vision Plan will continue to increase at all or at the rate of increase between 1996 and 1997.

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

RESULTS OF OPERATIONS

FIRST QUARTER 1997 COMPARED TO FIRST QUARTER 1996

      Net sales increased $1.3 million or 11.2% to $12.8 million during the first quarter of 1997 from $11.5 million during the first quarter of 1996. The net sales increase in the first quarter of 1997 was primarily attributable to an increase of 7.4% in comparable store sales. The comparable store sales increase was primarily due to increases in units sold and sales generated under the Alexis Vision Plan, the Company's managed optical care division.

      Gross profit increased $965,000 to $6.7 million during the first quarter of 1997, a 16.9% increase over gross profit of $5.7 million during the first quarter of 1996. The gross profit margin increased to 52.1% in the first quarter of 1997 from 49.6% in the first quarter of 1996. This increase was primarily due to increased sales volume which covered more of the fixed cost components of cost of goods sold and was partially offset by increased sales under the Alexis Vision Plan. Consistent with the Company's practice, Alexis Vision Plan sales are generally at a small discount from the Company's everyday value prices.

      Selling, general and administrative expenses increased to $6.0 million during the first quarter of 1997 compared to $5.1 million in the first quarter of 1996. As a percentage of sales, these expenses increased to 46.7% during the first quarter of 1997, from 44.5% during the first quarter of 1996. This increase was primarily due to increased advertising costs in our Iowa market as well as expanded advertising coverage in our other major markets, coupled with higher retail employee compensation expenses attributable to increased store manager incentives and a maturing employee base.

     Interest income increased to $13,000 in 1997 from no interest income in 1996 due to the increased cash balances from the proceeds of the Offering.

     Interest expense increased by $17,000 to $53,000 in the first quarter of 1997 from $36,000 in the first quarter of 1996 primarily as a result of interest on the Company's revolving line of credit.

     Income tax expense decreased by $84,000 to $20,000 in the first quarter of 1997 compared to income tax expense of $104,000 in the first quarter of 1996, primarily due to the Company's expectation that it will be able to utilize its net operating loss carryforwards in 1997.

     As a result of the foregoing, net income increased by $190,000 to $633,000 in the first quarter of 1997 over net income of $443,000 in the first quarter of 1996, a 42.9% increase.

     Dividends were accrued on the Company's convertible 6% cumulative preferred stock, Series A, par value $1,000 per share, and the Company's convertible 6% cumulative preferred stock, Series B, par value $1,000 per share, in the aggregate amount of $81,000 in the first quarter of 1997 and in the first quarter of 1996.

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

      In early 1997, the Company completed a secondary public offering of 1,505,400 shares of its common stock, $0.01 par value per share, including shares sold upon the exercise of the underwriters' over-allotment option, for $6.00 per share (the "Offering"). Net proceeds to the Company from the Offering were approximately $5.6 million. Of the shares sold, 400,000 shares were sold by selling stockholders. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

      The Company currently has a $2.0 million bank revolving line of credit. The revolving line of credit matures on May 31, 1997, and is secured by substantially all of the Company's assets, including the Company's executive office building and optical laboratory in Tempe, Arizona, but excluding furniture, fixtures, and equipment. The line of credit borrowings bear interest at the lending bank's prime rate plus 2.0% per annum, and interest is due and payable monthly. Presently, there is no outstanding balance on the line of credit. The line of credit is also secured by guarantees from Mesirow Capital Partners V, a common and preferred stockholder, Mesirow Capital Partners VI and Mr. Weinberg. Barry J. Feld, President and Chief Executive Officer, agreed to share in the obligations of the guarantors.

      In exchange for the guarantee of the Company's obligations under its revolving line of credit by such officers and shareholders, the Company issued warrants to them to purchase, in the aggregate, 50,000 shares of the Common Stock at a price per share of $6.11, subject to customary anti-dilution adjustments. The value of the warrants, which was determined by independent valuation to be $0.57 per share, is reflected on the March 29, 1997 balance sheet in other assets and paid-in capital and will be amortized over the life of the revolving line of credit.

      In December 1996, to fund the Company's store expansion plans, the Company entered into a bridge loan for $350,000 with The Second National Bank of Warren
(Ohio). The loan was scheduled to mature on June 2, 1997 and bore interest at a rate equal to the lending bank's prime rate plus 1.5% per annum, payable upon maturity. The loan was guaranteed by Mr. Weinberg and Mr. Feld agreed to share in the guaranty. The Company paid Mr. Weinberg and Mr. Feld a total of $7,500 in exchange for their guaranty of the loan. The Company repaid the loan in full with a portion of the proceeds of the Offering. Norman C. Harbert, a director of the Company, is also a director of Second Bancorp Inc., the parent holding company of The Second National Bank of Warren (Ohio).

      Short-term trade credit represents a significant source of financing for inventory. Trade credit arises from the willingness of the Company's vendors to grant payment terms for inventory purchases. Inventory levels increased $627,000 from December 28, 1996 to March 29, 1997, primarily as a result of seasonality, and to a lesser extent the opening of new stores. Although the Company has negotiated what it believes to be favorable payment terms from its primary vendors, there is no assurance that the Company will obtain such terms in the future. In addition, although the Company has not customarily been able to take advantage of available trade discounts because it has not had sufficient funds, the Company may take advantage of such discounts in the future.

      The Company leases all of its retail space and the optical laboratory and distribution facility near Portland, Oregon. The Company owns its executive offices and optical laboratory and distribution facility in Tempe, Arizona, subject to a deed of trust under the Company's revolving line of credit.

      Net cash used in operating activities was $639,000 in the first quarter of 1997 compared to $234,000 in the first quarter of 1996. The fluctuation was primarily attributable to a $1.4 million decrease in accounts payable in the first quarter of 1997 compared to a $125,000 increase in accounts payable during the same period in 1996, partially offset by a $327,000 increase in accrued expenses in the first quarter of 1997 compared to a $568,000 decrease in the first quarter of 1996.

      Cash flows used in investing activities, primarily for store expansion and renovation, were $388,000 in the first quarter of 1997 compared to $372,000 in the first quarter of 1996.

      Cash flows from financing activities were $3.1 million in the first quarter of 1997 compared to $548,000 in the first quarter of 1996. Cash flows from financing activities in the first quarter of 1997 reflect the proceeds from the Offering, partially offset by the repayment of the line of credit and the bridge loan.

      The Company anticipates opening approximately 20 new stores in 1997. Assuming the Company opens 20 new stores in 1997, including 19 new stores in malls and strip shopping centers and one new store within a Fred Meyer host store, the Company expects that the costs of these new stores, including furniture, fixtures, leasehold improvements, inventory and optometric equipment, will be approximately $2.5 million. Actual costs will vary based upon, among other factors geographic location, the size of the store and the extent of the build-out required at the selected site. In addition to opening new stores, the Company may relocate stores within a mall or strip shopping center if sites become available with better traffic patterns and better merchandising opportunities. In 1997, the Company plans to remodel five of its mall and strip shopping center stores at an estimated cost of approximately $500,000.

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

      The Company's results of operations may also fluctuate from quarter to quarter as a result of the amount and timing of sales contributed by new stores and the integration of new stores into the operations of the Company, as well as other factors, including bad weather. The addition of a large number of new stores can therefore significantly affect quarterly results of operations.

FORWARD-LOOKING STATEMENTS

      Statements that are not historical facts, including statements about the Company's confidence in its prospects and strategies and its expectations about expansion into new markets, growth in existing markets, comparable store sales and the Company's ability to attract new sources of financing, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to, (1) market acceptance risks, including whether or not the Company will be able to successfully implement its value-pricing concept in new geographic markets, most of which markets include competitors of the Company that have financial and other resources substantially greater than those of the Company, and whether or not the Company will be able to conduct a successful advertising campaign in new and existing markets against better-financed competitors; (2) laboratory capacity and supply constraints, including whether or not as the Company expands into new geographic markets it will be able to successfully integrate its new markets into its existing eyewear laboratory manufacturing and distribution system; (3) a slowdown in the growth of managed care in the eyewear industry or in the Company's share of such business, including whether or not federal or state health-care legislation will have an adverse impact on managed care; (4) the Company's ability to attract and retain qualified optometrists; (5) the ability of the Company to renegotiate the revolving line of credit prior to its expiration on May 31, 1997 or obtain other comparable financing; (6) leasing risks, including whether or not the Company will be able to lease prime mall and strip shopping center locations at attractive rates for its expansion into new markets and to fill out its store locations in the Company's existing markets; and (7) the impact of government regulations on the opticians employed by the Company and on the Company's advertising, locations and design of stores, and products sold, which regulations are subject to frequent change and vary widely throughout the states in which the Company operates. These risks and others that are detailed in this Quarterly Report on Form 10-Q must be considered by any investor or potential investor in the Company.

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


                                          NEW WEST EYEWORKS, INC.



Date:  May 12, 1997              By:     /s/ Barry J. Feld
                                    --------------------------------------------
                                    Barry J. Feld
                                    President and Chief Executive Officer



Date:  May 12, 1997              By:    /s/ Darius J. DiTallo
                                    --------------------------------------------
                                    Darius J. DiTallo
                                    Vice President-Finance and Administration