Form 10-Q
period 1997-06-28
NEW WEST EYEWORKS INC
filed 1997-08-11
CIK 914538

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 28, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from            to
                                        ----------    ----------

                         Commission file number 1-12740


                             NEW WEST EYEWORKS, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                     34-1589514
    (State of incorporation)                (I.R.S. Employer Identification No.)

2104 West Southern Avenue, Tempe, Arizona                   85282
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

Common Stock, $0.01 par value:  4,868,436 (as of August 8, 1997)

                             NEW WEST EYEWORKS, INC.

INDEX                                                                       Page

PART I--FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . .   3

Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . . . . . .   3

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations . . . . . . . . . . . . . . . . . . . .   8

PART II--OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . .  14

Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . .  14

Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . .  14

                               NEW WEST EYEWORKS, INC.

                          PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEET

                                                                                            JUNE 28,       DECEMBER 28,
                                                                                              1997              1996
                                                                                         ------------      ------------
                                                                                          (UNAUDITED)
                                                 ASSETS
Current Assets:
   Cash and cash equivalents                                                             $  2,612,000      $    256,000
   Accounts receivable, net                                                                 1,638,000         1,304,000
   Inventory                                                                                3,444,000         3,190,000
   Other current assets                                                                        80,000           309,000
                                                                                         ------------      ------------

       Total current assets                                                                 7,774,000         5,059,000

Property and equipment, net                                                                 7,777,000         7,518,000
Goodwill                                                                                      461,000           506,000
Other assets                                                                                   33,000            44,000
                                                                                         ------------      ------------
       Total assets                                                                      $ 16,045,000      $ 13,127,000
                                                                                         ============      ============


                                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                                      $  3,798,000      $  5,392,000
   Accrued expenses                                                                         2,458,000         1,868,000
   Line of credit                                                                                             1,968,000
   Deferred warranty revenues                                                                 263,000           279,000
   Notes payable and capital lease obligations, current portion                               371,000           320,000
   Notes payable to related party                                                                               358,000
                                                                                         ------------      ------------
       Total current liabilities                                                            6,890,000        10,185,000

Notes payable and capital lease obligations                                                   410,000           516,000
                                                                                         ------------      ------------

       Total liabilities                                                                    7,300,000        10,701,000
                                                                                         ------------      ------------

Stockholders' Equity:
   Series A 6% Cumulative Convertible Preferred Stock, $1,000
     par value, 3,960 shares authorized, issued and outstanding                             3,960,000         3,960,000
   Series B 6% Cumulative Convertible Preferred Stock, $1,000
     par value, 1,500 shares authorized, issued and outstanding                             1,500,000         1,500,000
   Common stock, $0.01 par value, 25,000,000 shares authorized,
     4,868,436 and 3,763,036 shares issued and outstanding at
     June 28, 1997 and December 28, 1996, respectively                                         49,000            38,000
   Paid-in capital                                                                         15,642,000        10,100,000
   Accumulated deficit                                                                    (12,406,000)      (13,172,000)
                                                                                         ------------      ------------

       Total stockholders' equity                                                           8,745,000         2,426,000
                                                                                         ------------      ------------

       Total liabilities and stockholders' equity                                        $ 16,045,000      $ 13,127,000
                                                                                         ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               NEW WEST EYEWORKS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                         Three Months Ended               Six Months Ended
                                                     ---------------------------     ---------------------------
                                                           (Unaudited)                          (Unaudited)

                                                       June 28,        June 29,        June 28,        June 29,
                                                         1997            1996            1997            1996
                                                     -----------     -----------     -----------     -----------
Net Sales                                            $12,470,000     $10,866,000     $25,261,000     $22,369,000
Cost of sales                                          6,123,000       5,430,000      12,245,000      11,229,000
                                                     -----------     -----------     -----------     -----------
   Gross profit                                        6,347,000       5,436,000      13,016,000      11,140,000

Selling, general and administrative expenses           6,042,000       5,216,000      12,018,000      10,337,000
                                                     -----------     -----------     -----------     -----------
Operating income                                         305,000         220,000         998,000         803,000

Interest income                                           29,000                          42,000
Interest expense                                          32,000          46,000          85,000          82,000
                                                     -----------     -----------     -----------     -----------
Income before income taxes                               302,000         174,000         955,000         721,000

Income tax expense                                         7,000          22,000          27,000         126,000
                                                     -----------     -----------     -----------     -----------
Net Income                                               295,000         152,000         928,000         595,000
Preferred stock dividends                                 81,000          81,000         162,000         162,000
                                                     -----------     -----------     -----------     -----------
Net income applicable to holders of
common stock                                         $   214,000     $    71,000     $   766,000     $   433,000
                                                     ===========     ===========     ===========     ===========

Net income per common and common
equivalent share                                     $      0.04     $      0.02     $      0.17     $      0.12
                                                     ===========     ===========     ===========     ===========

Weighted average number of common
and common equivalent shares outstanding               4,893,000       3,763,000       4,594,000       3,763,000

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             NEW WEST EYEWORKS, INC.


                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                             Six Months Ended
                                                                       ----------------------------
                                                                               (Unaudited)

                                                                        June 28,          June 29,
                                                                          1997              1996
                                                                       -----------      -----------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
    Net income                                                         $   928,000      $   595,000
    Adjustments to reconcile net income to net cash from (used in)
     operating activities:
       Depreciation and amortization                                       764,000          602,000
    Changes in assets and liabilities:
       Accounts receivable                                                (334,000)        (235,000)
       Inventory                                                          (254,000)        (102,000)
       Other current assets                                                229,000          (84,000)
       Accounts payable                                                 (1,594,000)        (396,000)
       Accrued expenses                                                    590,000         (960,000)
       Deferred warranty revenues                                          (16,000)         (43,000)
       Other assets and liabilities                                         11,000          (28,000)
                                                                       -----------      -----------
       Net cash from (used in) operating activities                        324,000         (651,000)
                                                                       -----------      -----------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
    Purchase of property and equipment                                    (874,000)        (971,000)
                                                                       -----------      -----------
       Net cash used in investing activities                              (874,000)        (971,000)
                                                                       -----------      -----------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
    Proceeds from revolving line of credit                               5,126,000        1,839,000
    Payment on revolving line of credit                                 (7,094,000)
    Proceeds from bridge loans                                                              700,000
    Payment of bridge loans                                               (358,000)        (700,000)
    Payment on capital leases                                             (159,000)        (147,000)
    Payment of preferred stock dividends                                  (162,000)        (162,000)
    Net proceeds from common stock offering                              5,553,000
                                                                       -----------      -----------
       Net cash from financing activities                                2,906,000        1,530,000
                                                                       -----------      -----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                            2,356,000          (92,000)

CASH AND CASH EQUIVALENTS, beginning of period                             256,000          241,000
                                                                       -----------      -----------
CASH AND CASH EQUIVALENTS, end of period                               $ 2,612,000      $   149,000
                                                                       ===========      ===========


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

2. The results of operations for the periods ended June 28, 1997 are not necessarily indicative of the results to be expected for the full year.

3. Income per common and common equivalent shares is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of warrants and options using the treasury stock method. Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

      Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128") issued in February 1997 and effective for financial statements ending after December 15, 1997, establishes new standards for computing and presenting earnings per share. The effect of the implementation of SFAS No. 128 would be immaterial on a proforma basis.

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

5. In connection with the initial public offering in December 1993, the Company sold warrants to its primary underwriter and two individuals at a nominal price (the "1993 Warrants"). The 1993 Warrants, which are exercisable for a four-year period commencing December 23, 1994, entitle the holders to purchase a total of 106,563 shares of the Company's common stock at an exercise price of 125% of the initial public offering price of $7.00 per share ($8.75 per share). In conjunction with the Offering in early 1997, the Company reduced the exercise price of the 1993 Warrants from $8.75 to $8.00 per share.

      In connection with the Offering, the Company granted to its primary underwriter and certain individuals warrants (the "1997 Warrants") to purchase a number of shares of common stock equal to the number of shares of common stock that remain issuable and unexercised under the 1993 Warrants upon their termination. The 1997 Warrants are exercisable beginning on December 23, 1998, the termination date of the 1993 Warrants, for a period of three years terminating on December 23, 2001. The initial exercise price for the 1997 Warrants will equal the exercise price under the 1993 Warrants upon their termination, which price is currently $8.00.

6. The Company had a $2.0 million bank revolving line of credit which expired on May 31, 1997. The Company repaid the line of credit borrowings with a portion of the proceeds of the Offering. The Company is currently negotiating a new line of credit with a major bank.

      In December 1996, to fund the Company's store expansion plans, the Company entered into a bridge loan for $350,000 with The Second National Bank of Warren (Ohio). The loan was guaranteed by Ronald E. Weinberg, the Company's Chairman, and Barry J. Feld, President and Chief Executive Officer of the Company, agreed to share in the obligations of the guarantors. The Company repaid the loan in full with a portion of the proceeds of the Offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Unless otherwise stated, references in this report to the second quarter of 1997 and 1996 relate to the periods ended June 28, 1997 and June 29, 1996.

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

         The Company believes that the success of its value-pricing strategy is demonstrated by (1) its 22 consecutive quarters of positive comparable store sales growth, including a 12.5% increase in the second quarter of 1997 compared to the second quarter of 1996, and (2) an increasing number of repeat customers and referral business. The Company ended the second quarter of 1997 with 152 stores in 12 western and midwestern states.

         In the first six months of 1997, the Company opened three stores in malls, two located in Iowa and one in Colorado, two in strip shopping center locations, one in New Mexico and one in Alaska, and one in a Fred Meyer, Inc. host store in Washington. Opening new stores in markets already served by the Company may adversely impact existing store profitability and reduce comparable store sales, although the Company believes that such new stores will increase its total sales and profitability in such markets.

         The Company's managed optical care business, Alexis Vision Plan, is an increasingly important component of its overall business. In the first six months of 1997, sales generated by the Alexis Vision Plan were $7.4 million (or approximately 29.1% of net sales), a 30.7% increase over 1996. Alexis Vision Plan sales have a negative impact on the Company's gross profit margin because they are generally at a small discount from the Company's everyday value prices, and the Company expects this negative impact to continue. There is no assurance that sales generated under the Alexis Vision Plan will continue to increase at all or at the rate of increase between 1996 and 1997.

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

RESULTS OF OPERATIONS

SECOND QUARTER 1997 COMPARED TO SECOND QUARTER 1996

         Net sales increased $1.6 million or 14.8% to $12.5 million during the second quarter of 1997 from $10.9 million during the second quarter of 1996. The net sales increase in the second quarter of 1997 was primarily attributable to an increase of 12.5% in comparable store sales. The comparable store sales increase was primarily due to increases in units sold and sales generated under Alexis Vision Plan, the Company's managed optical care division.

         Gross profit increased $911,000 to $6.3 million during the second quarter of 1997, a 16.8% increase over gross profit of $5.4 million during the second quarter of 1996. The gross profit margin increased to 50.9% in the second quarter of 1997 from 50.0% in the second quarter of 1996. This increase was primarily due to increased sales volume which covered more of the fixed cost components of cost of goods, and increased sales in the second quarter of 1997 resulting from price increases on multiple pair purchases which were implemented in the second quarter of 1996, and was partially offset by increased sales under Alexis Vision Plan. Consistent with the Company's practice, Alexis Vision Plan sales are generally at a small discount from the Company's everyday value prices.

         Selling, general and administrative expenses increased to $6.0 million during the second quarter of 1997 compared to $5.2 million during the second quarter of 1996. As a percentage of sales, these expenses increased to 48.5% during the second quarter of 1997, from 48.0% during the second quarter of 1996. This increase was primarily due to increased advertising costs in the Company's Iowa market as well as expanded advertising coverage in the Company's other major markets, coupled with higher retail employee compensation expenses attributable to increased store manager incentives and a maturing employee base.

         Interest income increased to $29,000 in 1997 from no interest income in 1996 due to the increased cash balances from the proceeds of the Offering.

         Interest expense decreased by $14,000 to $32,000 in the second quarter of 1997 from $46,000 in the second quarter of 1996 primarily as a result of two bridge loans that were outstanding during the second quarter of 1996, and that were paid in full in June 1996.

         Income tax expense decreased by $15,000 to $7,000 in the second quarter of 1997 compared to $22,000 in the second quarter of 1996. The Company's effective tax rate was 2.3% in the second quarter of 1997 compared to 12.6% in the second quarter of 1996. The effective tax rates are less than the expected federal rate of 34% which is attributable to the Company's ability to utilize a portion of its net operating loss carryforwards.

         As a result of the foregoing, net income increased by $143,000 or 94.1% to $295,000 in the second quarter of 1997 over net income of $152,000 in the second quarter of 1996.

         Dividends were accrued on the Company's convertible 6% cumulative preferred stock, Series A, par value $1,000 per share, and the Company's convertible 6% cumulative preferred stock, Series B, par value $1,000 per share, in the aggregate amount of $81,000 in the second quarter of 1997 and the second quarter of 1996.

FIRST SIX MONTHS OF 1997 COMPARED TO FIRST SIX MONTHS OF 1996

         Net sales increased $2.9 million or 12.9% to $25.3 million during the first six months of 1997 from $22.4 million during the first six months of 1996. The net sales increase in the first six months of 1997 was primarily attributable to an increase of 9.9% in comparable store sales. The comparable store sales increase was primarily due to increases in units sold and sales generated under Alexis Vision Plan.

         Gross profit increased $1.9 million to $13.0 million during the first six months of 1997, a 16.8% increase over gross profit of $11.1 million during the first six months of 1996. The gross profit margin increased to 51.5% in the first six months of 1997 from 49.8% in the first six months of 1996. This increase was primarily due to increased sales volume which covered more of the fixed cost components of cost of goods sold, and increased sales in the first six months of 1997 resulting from price increases on multiple pair purchases which were implemented in the second quarter of 1996, and was partially offset by increased sales under Alexis Vision Plan. Consistent with the Company's practice, Alexis Vision Plan sales are generally at a small discount from the Company's everyday value prices.

         Selling, general and administrative expenses increased to $12.0 million during the first six months of 1997 compared to $10.3 million during the first six months of 1996. As a percentage of sales, these expenses increased to 47.6% during the first six months of 1997, from 46.2% during the first six months of 1996. This increase was primarily due to increased advertising costs in the Company's Iowa market as well as expanded advertising coverage in the Company's other major markets, coupled with higher retail employee compensation expenses attributable to increased store manager incentives and a maturing employee base.

         Interest income increased to $42,000 in 1997 from no interest income in 1996 due to the increased cash balances from the proceeds of the Offering.

         Interest expense increased slightly to $85,000 in the first six months of 1997 from $82,000 in the first six months of 1996.

         Income tax expense decreased by $99,000 to $27,000 in the first six months of 1997 over income tax expense of $126,000 in the first six months of 1996. The Company's effective tax rate was 2.8% in the first six months of 1997 compared with 17.5% in the first six months of 1996. The effective tax rates are less than the expected federal rate of 34% which is attributable to the Company's ability to utilize a portion of its net operating loss carryforwards.

         As a result of the foregoing, net income increased by $333,000 or 56.0% to $928,000 in the first six months of 1997 over net income of $595,000 in the first six months of 1996.

         Dividends were accrued and paid on the Company's convertible 6% cumulative preferred stock, Series A, par value $1,000 per share, and the Company's convertible 6% cumulative preferred stock, Series B, par value $1,000 per share, in the aggregate amount of $162,000 in the first six months of 1997 and in the first six months of 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Company requires liquidity and working capital primarily for operations and the opening of new stores, and, to a lesser extent, management information systems and optical laboratory equipment to support store growth and improve operating efficiencies. The Company's primary sources of funds are cash flow from operations, vendor trade credit, lease financing of equipment, shareholder loans, and bank loans.

         In early 1997, the Company completed a secondary public offering of 1,505,400 shares of its common stock, $0.01 par value per share, including shares sold upon the exercise of the underwriters' over-allotment option, for $6.00 per share. Net proceeds to the Company from the Offering were approximately $5.6 million. Of the shares sold, 400,000 shares were sold by selling stockholders. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

         The Company's $2.0 million bank revolving line of credit expired on May 31, 1997. No funds had been borrowed on the line of credit since the Offering. The Company is currently negotiating a new line of credit with a major bank.

         Short-term trade credit represents a significant source of financing for inventory. Trade credit arises from the willingness of the Company's vendors to grant payment terms for inventory purchases. Inventory levels increased $254,000 from December 28, 1996 to June 28, 1997, as a result of seasonality, and to a lesser extent the opening of six new stores in the first six months of 1997. Although the Company has negotiated what it believes to be favorable payment terms from its primary vendors, there is no assurance that the Company will obtain such terms in the future.

         The Company leases all of its retail space and the optical laboratory and distribution facility near Portland, Oregon. The Company owns its executive offices and optical laboratory and distribution facility in Tempe, Arizona.

         Net cash from operating activities was $324,000 in the first six months of 1997 compared to net cash used in operating activities of $651,000 in the first six months of 1996. The increase was primarily attributable to a $590,000 increase in accrued expenses in the first six months of 1997 compared to a $960,000 decrease in accrued expenses during the same period in 1996, coupled with net income of $928,000 in the first six months of 1997 compared to net income of $595,000 in the first six months of 1996. These increases were partially offset by a decrease of $1.6 million in accounts payable in the first six months of 1997 compared to a decrease in accounts payable of $396,000 in the first six months of 1996.

         Cash flows used in investing activities, primarily for store expansion and renovation, were $874,000 in the first six months of 1997 compared to $971,000 in the first six months of 1996.

         Cash flows from financing activities were $2.9 million in the first six months of 1997 compared to $1.5 million in the first six months of 1996. Cash flows from financing activities in the first six months of 1997 reflect the proceeds from the Offering, partially offset by the repayment of the line of credit and a bridge loan from shareholders of the Company.

         The Company currently anticipates opening approximately 15-20 new stores in 1997, three of which will be relocations. Assuming the Company opens 20 new stores in 1997, including 19 new stores in malls and strip shopping centers and one new store within a Fred Meyer host store, the Company expects that the costs of these new stores, including furniture, fixtures, leasehold improvements, inventory and optometric equipment, will be approximately $2.5 million. Actual costs will vary based upon, among other factors geographic location, the size of the store and the extent of the build-out required at the selected site. In addition to opening new stores, the Company may relocate stores within a mall or strip shopping center if sites become available with better traffic patterns and better merchandising opportunities. In 1997, the Company plans to remodel two of its mall stores at an estimated cost of approximately $200,000.

         The Company believes that the proceeds from the Offering, cash flow from operations and existing capital lease financing will be sufficient to fund its working capital needs and store expansion and renovation program for at least the next 12 months. Although the Company is negotiating another revolving line of credit, there can be no assurance that the Company will be able to negotiate a revolving line of credit on terms acceptable to the Company, or that the Company will be able to obtain other comparable financing. However, the Company does not believe that obtaining a new revolving line of credit or other financing is necessary for its current expansion plans and immediate working capital needs.

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

         In assessing the realizability of its deferred tax assets, including its net operating loss carryforwards, the Company considers whether it is more likely than not that some or all of such assets will be realized. The ultimate realization of the Company's deferred tax assets is dependent upon generation of future taxable income. The Company has established a valuation allowance to fully reserve its deferred tax assets. The Company will consider reducing or eliminating the valuation allowance once profitable operations have been sustained.

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

FORWARD-LOOKING STATEMENTS

         Statements that are not historical facts, including statements about the Company's confidence in its prospects and strategies and its expectations about expansion into new markets, growth in existing markets, comparable store sales and the Company's ability to attract new sources of financing, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to, (1) market acceptance risks, including whether or not the Company will be able to successfully implement its value-pricing strategy in new geographic markets, most of which markets include competitors of the Company that have financial and other resources substantially greater than those of the Company, and whether or not the Company will be able to conduct a successful advertising campaign in new and existing markets against better-financed competitors; (2) laboratory capacity and supply constraints, including whether or not as the Company expands into new geographic markets it will be able to successfully integrate its new markets into its existing eyewear laboratory manufacturing and distribution system; (3) a slowdown in the growth of managed care in the eyewear industry or in the Company's share of such business, including whether or not federal or state health-care legislation or regulation will have an adverse impact on managed care; (4) the Company's ability to attract and retain qualified optometrists; (5) the ability of the Company to negotiate a new revolving line of credit or obtain other comparable financing; (6) leasing risks, including whether or not the Company will be able to lease prime mall and strip shopping center locations at attractive rates for its expansion into new markets and to fill out its store locations in the Company's existing markets; and (7) the impact of government regulations on the opticians employed by the Company and on the Company's advertising, locations and design of stores, and products sold, which regulations are subject to frequent change and vary widely throughout the states in which the Company operates. These risks and others that are detailed in this Quarterly Report on Form 10-Q must be considered by any investor or potential investor in the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         On May 16, 1997, the Company held its annual Stockholders' Meeting. The first matter voted on was the election of Byron S. Krantz. Mr. Krantz was re-elected as a Director of the Company for a term expiring in 2000, receiving 3,939,735 votes for election, and 100,450 votes against, and 775,920 broker non-votes. The following individuals also continue as Directors of the Company:
(1) Barry J. Feld, President and Chief Executive Officer, and Norman C. Harbert (whose terms expire in 1998); (2) Ronald E. Weinberg, Chairman of the Board, and Larry I. Pollock (whose terms expire in 1999); and (3) Donald M. Gleklen and William P. Sutter, Jr. (who are elected by the holders of the Company's Series A and B 6% Cumulative Convertible Preferred Stock).

         The second proposal was for the amendment of the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 5,000,000 to 25,000,000. The proposal was approved with 3,997,875 votes in favor of the amendments, 2,400 votes against, 1,000 abstentions, and 814,830 broker non-votes.

         The third proposal was for the ratification of the selection of Price Waterhouse LLP as independent accountants. The proposal was approved with 4,037,685 votes in favor of the appointment, 2,500 votes against and 775,920 broker non-votes.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             NEW WEST EYEWORKS, INC.



Date:  August 11, 1997             By: /s/ Barry J. Feld
                                       -----------------------------------------
                                       Barry J. Feld
                                       President and Chief Executive Officer



Date:  August 11, 1997             By: /s/ Darius J. DiTallo
                                       -----------------------------------------
                                       Darius J. DiTallo
                                       Vice President-Finance and Administration