Form 10-Q
period 1997-09-27
NEW WEST EYEWORKS INC
filed 1997-11-10
CIK 914538

                                    FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 27, 1997

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


            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value:  4,868,436 (as of October 31, 1997)

                             NEW WEST EYEWORKS, INC.

INDEX                                                                       Page
--------------------------------------------------------------------------------

PART I--FINANCIAL INFORMATION..............................................    3

Item 1.  Financial Statements..............................................    3

Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations..................................    8

PART II--OTHER INFORMATION.................................................   14

Item 1.  Legal Proceedings.................................................   14

                             NEW WEST EYEWORKS, INC.


                          PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEET


                                                                      SEPTEMBER 27,    DECEMBER 28,
                                                                          1997             1996
                                                                      ------------     ------------
                                                                      (UNAUDITED)
                                     ASSETS
Current Assets:
    Cash and cash equivalents                                         $  1,556,000     $    256,000
    Accounts receivable, net                                             1,822,000        1,304,000
    Inventory                                                            3,876,000        3,190,000
    Other current assets                                                    96,000          309,000
                                                                      ------------     ------------

           Total current assets                                          7,350,000        5,059,000

Property and equipment, net                                              8,560,000        7,518,000
Goodwill                                                                   438,000          506,000
Other assets                                                                15,000           44,000
                                                                      ------------     ------------

           Total assets                                               $ 16,363,000     $ 13,127,000
                                                                      ============     ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                                  $  3,934,000     $  5,392,000
    Accrued expenses                                                     2,357,000        1,868,000
    Line of credit                                                                        1,968,000
    Deferred warranty revenues                                             273,000          279,000
    Notes payable and capital lease obligations, current portion           372,000          320,000
    Notes payable to related party                                                          358,000
                                                                      ------------     ------------

           Total current liabilities                                     6,936,000       10,185,000

Notes payable and capital lease obligations                                348,000          516,000
                                                                      ------------     ------------

           Total liabilities                                             7,284,000       10,701,000
                                                                      ------------     ------------


Stockholders' Equity:
    Series A 6% Cumulative Convertible Preferred Stock, $1,000
        par value, 3,960 shares authorized, issued and outstanding       3,960,000        3,960,000
    Series B 6% Cumulative Convertible Preferred Stock, $1,000
        par value, 1,500 shares authorized, issued and outstanding       1,500,000        1,500,000
    Common stock, $0.01 par value, 25,000,000 shares authorized,
        4,868,436 and 3,763,036 shares issued and outstanding at
        September 27, 1997 and December 28, 1996, respectively              49,000           38,000
    Paid-in capital                                                     15,630,000       10,100,000
    Accumulated deficit                                                (12,060,000)     (13,172,000)
                                                                      ------------     ------------

           Total stockholders' equity                                    9,079,000        2,426,000
                                                                      ------------     ------------

           Total liabilities and stockholders' equity                 $ 16,363,000     $ 13,127,000
                                                                      ============     ============


  The accompanying notes are an integral part of these consolidated financial statements.

                             NEW WEST EYEWORKS, INC.


                      CONSOLIDATED STATEMENT OF OPERATIONS




                                                    Three Months Ended             Nine Months Ended
                                                --------------------------    --------------------------
                                                       (Unaudited)                    (Unaudited)

                                               September 27,  September 28,  September 27,  September 28,
                                                   1997           1996           1997           1996
                                                -----------    -----------    -----------    -----------
Net Sales                                       $12,594,000    $11,674,000    $37,855,000    $34,043,000
Cost of sales                                     6,288,000      5,618,000     18,533,000     16,847,000
                                                -----------    -----------    -----------    -----------
    Gross profit                                  6,306,000      6,056,000     19,322,000     17,196,000
Selling, general and administrative expenses      5,884,000      5,640,000     17,902,000     15,977,000
                                                -----------    -----------    -----------    -----------
Operating income                                    422,000        416,000      1,420,000      1,219,000

Interest income                                      22,000                        64,000
Interest expense                                     17,000         63,000        102,000        145,000
                                                -----------    -----------    -----------    -----------
Income before income taxes                          427,000        353,000      1,382,000      1,074,000
Income tax expense                                                  46,000         27,000        172,000
                                                -----------    -----------    -----------    -----------
Net Income                                          427,000        307,000      1,355,000        902,000
Preferred stock dividends                            81,000         81,000        243,000        243,000
                                                -----------    -----------    -----------    -----------
Net income applicable to holders of
common stock                                    $   346,000    $   226,000    $ 1,112,000    $   659,000
                                                ===========    ===========    ===========    ===========
Net income per common and common
equivalent share                                $      0.07    $      0.06    $      0.24    $      0.18
                                                ===========    ===========    ===========    ===========
Weighted average number of common and
common equivalent shares outstanding              4,967,000      3,763,000      4,718,000      3,763,000

  The accompanying notes are an integral part of these consolidated financial statements.

                             NEW WEST EYEWORKS, INC.


                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                          Nine Months Ended
                                                                      ---------------------------
                                                                             (Unaudited)

                                                                     September 27,   September 28,
                                                                         1997            1996
                                                                      -----------     -----------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
    Net income                                                        $ 1,355,000     $   902,000
    Adjustments to reconcile net income to net cash from (used in)
    operating activities:
       Depreciation and amortization                                    1,129,000         910,000
       Loss on disposal of fixed assets                                     3,000
    Changes in assets and liabilities:
       Accounts receivable                                               (518,000)       (325,000)
       Inventory                                                         (686,000)       (356,000)
       Other current assets                                               213,000        (111,000)
       Accounts payable                                                (1,458,000)       (505,000)
       Accrued expenses                                                   489,000        (819,000)
       Deferred warranty revenues                                          (6,000)        (38,000)
       Other assets                                                        29,000         (30,000)
                                                                      -----------     -----------
       Net cash from (used in) operating activities                       550,000        (372,000)
                                                                      -----------     -----------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
    Purchase of property and equipment                                 (1,970,000)     (1,300,000)
                                                                      -----------     -----------
       Net cash used in investing activities                           (1,970,000)     (1,300,000)
                                                                      -----------     -----------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
    Proceeds from revolving line of credit                              5,126,000       1,915,000
    Payment on revolving line of credit                                (7,094,000)
    Proceeds from bridge loans                                                            700,000
    Payment of bridge loans                                              (358,000)       (700,000)
    Payment on capital leases                                            (252,000)       (195,000)
    Payment of preferred stock dividends                                 (243,000)       (163,000)
    Net proceeds from common stock offering                             5,541,000
                                                                      -----------     -----------
       Net cash from financing activities                               2,720,000       1,557,000
                                                                      -----------     -----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                           1,300,000        (115,000)

CASH AND CASH EQUIVALENTS, beginning of period                            256,000         241,000
                                                                      -----------     -----------
CASH AND CASH EQUIVALENTS, end of period                              $ 1,556,000     $   126,000
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

2. The results of operations for the periods ended September 27, 1997 are not necessarily indicative of the results to be expected for the full year.

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

4. In early 1997, the Company completed a follow-on public offering of 1,505,400 shares of its common stock, $0.01 par value per share, including shares sold upon the exercise of the underwriters' over-allotment option, for $6.00 per share (the "Offering"). Net proceeds to the Company from the Offering were approximately $5.5 million. The Company sold 1,105,400 shares, and the remaining 400,000 shares were sold by selling stockholders. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

5. In connection with the initial public offering in December 1993, the Company sold warrants to its primary underwriter and two individuals at a nominal price (the "1993 Warrants"). The 1993 Warrants, which are exercisable for a four-year period commencing December 23, 1994, entitle the holders to purchase a total of 106,563 shares of the Company's common stock at an exercise price of 125% of the initial public offering price of $7.00 per share ($8.75 per share). In conjunction with the Offering, the Company reduced the exercise price of the 1993 Warrants from $8.75 to $8.00 per share.

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

6. The Company had a $2.0 million bank revolving line of credit which expired on May 31, 1997. The Company repaid the line of credit borrowings with a portion of the proceeds of the Offering. The Company entered into a new $3.0 million revolving line of credit agreement and a $2.0 million term loan agreement with a major national bank in August 1997. The revolving line of credit matures on August 1, 1999, and is secured by the Company's inventory, accounts receivable, and general intangibles. The revolving line of credit bears interest at a rate of prime plus one-eighth percent on any principal outstanding; interest is payable on a monthly basis. The Company may request advances on the term loan until August 1, 1998, at which time the balance will be amortized over a 48 month period. The term loan is secured by the Company's fixed assets, and bears interest at a rate of prime plus one-half percent on any principal outstanding. There is currently no outstanding balance on the new line of credit or term loan.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Unless otherwise stated, references in this report to the third quarter and first nine months of 1997 and 1996 relate to the periods ended September 27, 1997 and September 28, 1996.

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

            The Company believes that the success of its value-pricing strategy is demonstrated by (1) its 23 consecutive quarters of positive comparable store sales growth, including a 4.9% increase in the third quarter of 1997 compared to the third quarter of 1996, and (2) an increasing number of repeat customers and referral business. The Company ended the third quarter of 1997 with 155 stores in 12 western and midwestern states.

            In the first nine months of 1997, the Company opened five stores in malls, five in strip shopping center locations, and one in a Fred Meyer, Inc. host store. Four of the opened stores are in Washington, two are in Alaska, two are in Colorado, two are in Iowa, and one is in New Mexico. The Company also closed two mall stores, one in Alaska and one in Washington. Opening new stores in markets already served by the Company may adversely impact existing store profitability and reduce comparable store sales, although the Company believes that such new stores will increase its total sales and profitability in such markets.

            The Company's managed optical care business, Vista Eyecare Network, LLC, previously known as Alexis Vision Plan ("Vista Eyecare Network"), is an increasingly important component of its overall business. In the first nine months of 1997, sales generated by the Vista Eyecare Network were $10.8 million (or approximately 28.6% of net sales), a 24.4% increase over 1996. Vista Eyecare Network sales have a negative impact on the Company's gross profit margin because they are generally at a small discount from the Company's everyday value prices, and the Company expects this negative impact to continue. There is no assurance that sales generated under the Vista Eyecare Network will continue to increase at all or at the rate of increase between 1996 and 1997.

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

RESULTS OF OPERATIONS

THIRD QUARTER 1997 COMPARED TO THIRD QUARTER 1996

            Net sales increased $920,000 or 7.9% to $12.6 million during the third quarter of 1997 from $11.7 million during the third quarter of 1996. The net sales increase in the third quarter of 1997 was primarily attributable to an increase of 4.9% in comparable store sales. The comparable store sales increase was primarily due to increases in units sold and sales generated under Vista Eyecare Network, the Company's managed optical care business.

            Gross profit increased $250,000 to $6.3 million during the third quarter of 1997, a 4.1% increase over gross profit of $6.1 million during the third quarter of 1996. The gross profit margin decreased to 50.1% in the third quarter of 1997 from 51.9% in the third quarter of 1996. This decrease was primarily due to the mix of products sold, coupled with increased sales under Vista Eyecare Network, which sales, consistent with the Company's practice, are generally at a small discount from the Company's everyday value prices.

            Selling, general and administrative expenses increased to $5.9 million during the third quarter of 1997 compared to $5.6 million during the third quarter of 1996. As a percentage of sales, these expenses decreased to 46.7% during the third quarter of 1997, from 48.3% during the third quarter of 1996. This decrease was primarily due to efficiencies in the Company's fixed cost structure as sales volumes increase, partially offset by increased advertising costs in the Company's newest market, Iowa, as well as expanded advertising coverage in the Company's other markets.

            Interest income increased to $22,000 in 1997 from no interest income in 1996 due to the increased cash balances from the proceeds of the Offering.

            Interest expense decreased by $46,000 to $17,000 in the third quarter of 1997 from $63,000 in the third quarter of 1996, as a result of the repayment of the Company's old revolving line of credit with the proceeds of the Offering.

            Income tax expense decreased by $46,000 to no tax expense in the third quarter of 1997. The Company's effective tax rate was zero in the third quarter of 1997 compared to 13.0% in the third quarter of 1996. The effective tax rates are less than the expected federal rate of 34% because of the Company's utilization of a portion of its net operating loss carryforwards.

            As a result of the foregoing, net income increased by $120,000 or 39.1% to $427,000 in the third quarter of 1997 over net income of $307,000 in the third quarter of 1996.

            Dividends were accrued on the Company's convertible 6% cumulative preferred stock, Series A, par value $1,000 per share, and the Company's convertible 6% cumulative preferred stock, Series B, par value $1,000 per share, in the aggregate amount of $81,000 in the third quarter of 1997 and the third quarter of 1996.

FIRST NINE MONTHS OF 1997 COMPARED TO FIRST NINE MONTHS OF 1996

            Net sales increased $3.8 million or 11.2% to $37.9 million during the first nine months of 1997 from $34.0 million during the first nine months of 1996. The net sales increase in the first nine months of 1997 was primarily attributable to an increase of 8.2% in comparable store sales. The comparable store sales increase was primarily due to increases in units sold and sales generated under Vista Eyecare Network.

            Gross profit increased $2.1 million to $19.3 million during the first nine months of 1997, a 12.4% increase over gross profit of $17.2 million during the first nine months of 1996. The gross profit margin increased to 51.0% in the first nine months of 1997 from 50.5% in the first nine months of 1996. This increase was primarily due to increased sales in the first nine months of 1997 resulting from price increases on multiple pair purchases which were implemented in the third quarter of 1996. The gross profit margin increase was partially offset by increased sales under Vista Eyecare Network.

            Selling, general and administrative expenses increased to $17.9 million during the first nine months of 1997 compared to $16.0 million during the first nine months of 1996. As a percentage of sales, these expenses increased to 47.3% during the first nine months of 1997, from 46.9% during the first nine months of 1996. This increase was primarily due to increased advertising costs in the Company's newest market, Iowa, as well as expanded advertising coverage in the Company's other markets.

            Interest income increased to $64,000 in 1997 from no interest income in 1996 due to the increased cash balances from the proceeds of the Offering.

            Interest expense decreased to $102,000 in the first nine months of 1997 from $145,000 in the first nine months of 1996 primarily as a result of the repayment of the Company's old revolving line of credit with the proceeds of the Offering, and to a lesser extent interest on two bridge loans initiated in early 1996 that were paid in full in June 1996.

            Income tax expense decreased by $145,000 to $27,000 in the first nine months of 1997 from $172,000 in the first nine months of 1996. The Company's effective tax rate was 2.0% in the first nine months of 1997 compared with 16.0% in the first nine months of 1996. The effective tax rates are less than the expected federal rate of 34% because of the Company's utilization of a portion of its net operating loss carryforwards.

            As a result of the foregoing, net income increased by $453,000 or 50.2% to $1,355,000 in the first nine months of 1997 over net income of $902,000 in the first nine months of 1996.

            Dividends were accrued on the Company's convertible 6% cumulative preferred stock, Series A, par value $1,000 per share, and the Company's convertible 6% cumulative preferred stock, Series B, par value $1,000 per share, in the aggregate amount of $243,000 in the first nine months of 1997 and in the first nine months of 1996.

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

            In early 1997, the Company completed a follow-on public offering of 1,505,400 shares of its common stock, $0.01 par value per share, including shares sold upon the exercise of the underwriters' over-allotment option, for $6.00 per share. Net proceeds to the Company from the Offering were approximately $5.5 million. The Company sold 1,105,400 shares, and the remaining 400,000 shares were sold by selling stockholders. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

            The Company's $2.0 million bank revolving line of credit expired on May 31, 1997. No funds had been borrowed on the line of credit since the Offering. The Company entered into a new $3.0 million revolving line of credit agreement and a $2.0 million term loan agreement with a major national bank in August 1997. The revolving line of credit matures on August 1, 1999, and is secured by the Company's inventory, accounts receivable, and general intangibles. The revolving line of credit bears interest at a rate of prime plus one-eighth percent on any principal outstanding; interest is payable on a monthly basis. The Company may request advances on the term loan until August 1, 1998, at which time the balance will be amortized over a 48 month period. The term loan is secured by the Company's fixed assets, and bears interest at a rate of prime plus one-half percent on any principal outstanding. There is currently no outstanding balance on the new line of credit or term loan.

            Short-term trade credit represents a significant source of financing for inventory. Trade credit arises from the willingness of the Company's vendors to grant payment terms for inventory purchases. Inventory levels increased $686,000 from December 28, 1996 to September 27, 1997, as a result of seasonality, and to a lesser extent the opening of a net of nine new stores in the first nine months of 1997. Although the Company has negotiated what it believes to be favorable payment terms from its primary vendors, there is no assurance that the Company will obtain such terms in the future.

            The Company leases all of its retail space and the optical laboratory and distribution facility near Portland, Oregon. The Company owns its executive offices and optical laboratory and distribution facility in Tempe, Arizona.

            Net cash from operating activities was $550,000 in the first nine months of 1997 compared to net cash used in operating activities of $372,000 in the first nine months of 1996. The increase was primarily attributable to a $489,000 increase in accrued expenses in the first nine months of 1997 compared to an $819,000 decrease in accrued expenses during the same period in 1996, coupled with net income of $1,355,000 in the first nine months of 1997 compared to net income of $902,000 in the first nine months of 1996. These changes were partially offset by a decrease of $1.5 million in accounts payable in the first nine months of 1997 compared to a decrease in accounts payable of $505,000 in the first nine months of 1996.

            Cash flows used in investing activities, primarily for store expansion and renovation, were $2.0 million in the first nine months of 1997 compared to $1.3 million in the first nine months of 1996. The increase was primarily due to higher individual store costs associated with the implementation of an enhanced store design in 1997, coupled with an increase in the number of stores opened in 1997 compared to 1996.

            Cash flows from financing activities were $2.7 million in the first nine months of 1997 compared to $1.6 million in the first nine months of 1996. Cash flows from financing activities in the first nine months of 1997 reflect the proceeds from the Offering, partially offset by the repayment of the old revolving line of credit and a bridge loan from shareholders of the Company.

            The Company currently anticipates opening approximately 15-20 new stores in 1997, three of which will be relocations. Assuming the Company opens 20 new stores in 1997, including 19 new stores in malls and strip shopping centers and one new store within a Fred Meyer host store, the Company expects that the costs of these new stores, including furniture, fixtures, leasehold improvements, inventory and optometric equipment, will be approximately $2.5 million. Actual costs will vary based upon, among other factors geographic location, the size of the store and the extent of the build-out required at the selected site. In addition to opening new stores, the Company may relocate stores within a mall or strip shopping center if sites become available with better traffic patterns and better merchandising opportunities. In 1997, the Company has remodeled two of its mall stores at a cost of approximately $300,000.

            The Company believes that the proceeds from the Offering, cash flow from operations, bank credit facilities, and existing capital lease financing will be sufficient to fund its working capital needs and store expansion and renovation program through the end of 1998.

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

FORWARD-LOOKING STATEMENTS

            Statements that are not historical facts, including statements about the Company's confidence in its prospects and strategies and its expectations about expansion into new markets, growth in existing markets, comparable store sales and the Company's ability to attract new sources of financing, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to, (1) market acceptance risks, including whether or not the Company will be able to successfully implement its value-pricing strategy in new geographic markets, most of which markets include competitors of the Company that have financial and other resources substantially greater than those of the Company, and whether or not the Company will be able to conduct a successful advertising campaign in new and existing markets against better-financed competitors; (2) laboratory capacity and supply constraints, including whether or not as the Company expands into new geographic markets it will be able to successfully integrate its new markets into its existing eyewear laboratory manufacturing and distribution system; (3) a slowdown in the growth of managed care in the eyewear industry or in the Company's share of such business, including whether or not federal or state health-care legislation or regulation will have an adverse impact on managed care; (4) the Company's ability to attract and retain qualified optometrists; (5) the ability of the Company to comply with the financial covenants in its credit facilities; (6) leasing risks, including whether or not the Company will be able to lease prime mall and strip shopping center locations at attractive rates for its expansion into new markets and to fill out its store locations in the Company's existing markets; and (7) the impact of government regulations on the opticians employed by the Company and on the Company's advertising, locations and design of stores, and products sold, which regulations are subject to frequent change and vary widely throughout the states in which the Company operates. These risks and others that are detailed in this Quarterly Report on Form 10-Q must be considered by any investor or potential investor in the Company.

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


                                    NEW WEST EYEWORKS, INC.



Date: November 7, 1997              By: /s/ Barry J. Feld
                                       ------------------
                                       Barry J. Feld
                                       President and Chief Executive Officer



Date: November 7, 1997              By: /s/ Darius J. DiTallo
                                       ----------------------
                                       Darius J. DiTallo
                                       Vice President-Finance and Administration

                                 INDEX OF EXHIBITS



Number                  Description
------                  -----------

27                      Financial Data Schedule