Form 10-K
period 1997-12-27
NEW WEST EYEWORKS INC
filed 1998-03-27
CIK 914538

                                    FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the fiscal year ended December 27, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from       to
                                   -----   -----

                         Commission file number 1-12740

                             NEW WEST EYEWORKS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                    34-1589514
    (State of Incorporation)                (I.R.S. Employer Identification No.)

2104 West Southern Avenue, Tempe, Arizona                                85282
 (Address of Principal Executive Offices)                             (Zip Code)

Registrant's telephone number, including area code:  (602) 438-1330

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
Common Stock, $0.01 par value                  The Pacific Stock Exchange

           Securities registered pursuant to section 12(g) of the Act:
                          Common Stock, $0.01 par value
                                (Title of Class)

           Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

           State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

Common Stock, $0.01 par value: $ 35,027,145 (as of March 20, 1998)

           Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value: 4,870,436 (as of March 20, 1998)

Portions of the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                             NEW WEST EYEWORKS, INC.

                           Annual Report on Form 10-K
                      For the Year Ended December 27, 1997

                                Table of Contents

                                                                         Page
PART I

Item 1.   Business .....................................................   3
Item 2.   Properties....................................................  14
Item 3.   Legal Proceedings ............................................  14
Item 4.   Submission of Matters to a Vote of Security Holders ..........  14

PART II

Item 5.   Market for Registrant's Common Equity
          and Related Stockholder Matters ..............................  15
Item 6.   Selected Financial Data.......................................  15
Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations ................  18
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk ...  26
Item 8.   Financial Statements and Supplementary Data ..................  26
Item 9.   Changes In and Disagreements With Accountants
          on Accounting and Financial Disclosure .......................  26

PART III

Item 10.  Directors and Executive Officers of the Registrant ...........  27
Item 11.  Executive Compensation .......................................  27
Item 12.  Security Ownership of Certain Beneficial
          Owners and Management ........................................  27
Item 13.  Certain Relationships and Related Transactions ...............  27


PART IV

Item 14.  Exhibits, Financial Statement Schedules,
          and Reports on Form 8K .......................................  28

PART I

ITEM 1.  BUSINESS

GENERAL

           New West Eyeworks, Inc. (the "Company") is a leading specialty retailer of eyewear, operating under the trade names "Vista Optical" and "Lee Optical." As of March 21, 1998, the Company operated 167 value-priced optical stores in thirteen states. The stores are located in malls, strip shopping centers and Fred Meyer, Inc. ("Fred Meyer") host stores. The Company's everyday value-pricing strategy features its "signature" $64 price point for a wide selection of quality, brand name eyeglasses offered at attractive, convenient locations with professional service. The Company's stores also sell brand name contact lenses and non-prescription sunglasses and offer customers on-site eye examinations by independent optometrists. The Company operates optical laboratory and distribution facilities in Tempe, Arizona and near Portland, Oregon.

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

           In early 1997, the Company completed a public offering of 1,505,400 shares of its common stock, $0.01 par value per share, including shares sold upon the exercise of the underwriters' over allotment option (the "Offering"). Net proceeds to the Company from the Offering were $5.5 million. Of the shares sold, 400,000 shares were sold by selling stockholders. The Company did not receive any proceeds from the sale of shares by the selling stockholders. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources."

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

EXPANSION STRATEGY

           The Company's expansion plan is to open new mall and strip shopping center stores where it can market its value-pricing strategy under the "Vista Optical" and "Lee Optical" tradenames. With a portion of the proceeds of the Offering, the Company accelerated its store opening program with the addition of 17 new stores in 1997, substantially all of which were located in malls and strip shopping centers. In addition, the Company also remodeled two of its mall center stores and closed two stores in 1997.

           In 1998, the Company began a significant expansion in Florida, a new market for the Company. Approximately 16 of the anticipated 20 to 25 new store openings in 1998 will occur in this state. Assuming the Company opens 25 new stores in 1998, including 24 new stores in malls and strip shopping centers and one new store within a Fred Meyer host store, the Company expects that the costs of these new stores, including furniture, fixtures, leasehold improvements, inventory and optometric equipment, will be approximately $3.5 million. Actual costs will vary based upon, among other factors, geographic location, the size of the store and the extent of the build-out required at the selected site. In addition to opening new stores, the Company may relocate stores within a mall or strip shopping center if sites become available with better traffic patterns and better merchandising opportunities. In 1998, the Company plans to remodel four of its mall and strip shopping center stores at an estimated cost of approximately $600,000.

           The Company will use its modular store construction design in all of its new, relocated or remodeled stores. The Company believes that its use of modular store construction reduces store opening and operating costs and substantially shortens the time required to construct new stores or remodel existing ones.

           The Company's strategy is to improve its market share in existing markets and to expand into new markets by clustering stores in a particular metropolitan area or in smaller adjacent markets. For example, in 1996, the Company entered a new market in Iowa where it has established itself as a leading eyewear retailer. The Company believes that by clustering stores it can obtain economies of scale with respect to advertising, distribution and management costs as well as attract additional managed care business. As incremental sales occur, the Company anticipates that these economies, as well as its optical laboratory fixed cost structure, will enable it to enhance its operating margins. In its new markets, the Company expects that all of its stores will be operated under the trade name "Vista Optical."

           To evaluate the suitability of potential markets, the Company performs demographic and competitive analyses. Potential store site selection criteria include market demographics, traffic count, the retail mix of a mall or strip shopping center, location within the mall or center, overall retail activity of the area and proposed lease terms.

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

           Value-Pricing. The Company's merchandising focuses on offering quality, brand name eyewear at everyday value prices. Beginning in September 1991, the Company implemented a "signature" value price point concept for single vision, plastic lens eyeglasses (including both the frame and lenses), enabling consumers to comparison price shop. "Single vision" eyewear refers to a non-bifocal prescription. Additional pairs of single vision, plastic lens eyeglasses purchased on the same store visit with the same prescription are sold at a $10 discount. The Company also features similar value pricing for contact lenses with daily wear, soft lenses at $22 a pair. In January 1998, over six years after establishing the initial $59 price point for single vision, plastic lens eyeglasses, the price point was increased to $64, with additional pairs purchased on the same store visit with the same prescription increasing to $54 from $49. There can be no assurance that the Company will be able to successfully implement the price increase.

           Wide Selection of Eyewear Products. Each store carries a selection of 650 to 1,200 frames, depending on the size and type of store. The Company continually analyzes sales of its frames to keep its stores stocked with a wide selection of the latest in eyewear fashion and a proper assortment of styles, colors, and sizes. Approximately 65% of each store's inventory consists of frames that are sold at the Company's value price point, and in 1997, approximately 80% of the Company's eyeglass unit sales were at the then $59 price point. The balance of each store's inventory is distributed among higher-priced frames, including recognized designer brand names that are sold at price points ranging from $84 to $184 complete with single vision, plastic lenses. The result is that the Company's customers are offered a broad selection at the value price point with the opportunity to purchase higher-priced designer frames, many of which the Company believes are sold at lower prices than at chains offering "one-hour" service to customers. The Company also believes that its value pricing is conducive to multiple sales.

           At its value price point, the Company carries recognizable brand name eyewear, such as REM, St. Moritz, Zimco and Limited Editions. Designer frames carried by the Company include Nautica, Liz Claiborne, Stetson, Safilo, Converse, Perry Ellis, Polo by Ralph Lauren, Monet, Jones of New York, Halston, and Sophia Loren. The Company sells gas permeable and soft contact lenses, including daily wear, flexible wear and disposable lenses manufactured by such nationally-recognized eyewear companies as Bausch & Lomb, Inc., Ciba-Vision Corporation, Johnson & Johnson and Wesley-Jessen. The Company does not buy close-out or discontinued inventory.

           The Company also offers several different types of eyeglass lenses, such as, progressive, transition, bi-focal, polycarbonate, polarized and hi-index lenses, as well as other eyeglass options, including fashion tints, ultraviolet protection, anti-reflective coatings and scratch resistance. In keeping with its value-pricing strategy, the Company offers these options at prices ranging from $15 for options, such as tints or scratch resistance, to $90 for polarized lenses. For multiple pair purchases, the customer is offered a package of three options on all additional pairs for free.

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

MANAGED CARE

           Managed care is a substantial and rapidly growing area of the retail optical business. The Company, through Vista Eyecare Network, LLC, a wholly owned subsidiary of the Company ("Vista Eyecare Network") (formerly Alexis Vision Plan), uses its stores as a managed care network. The Company markets Vista Eyecare Network to managed care administrators at health maintenance organizations ("HMO's"), preferred provider organizations ("PPO's") and other health insurance plans and to local and state governments and mid-sized to large companies that offer eyecare benefits to their employees. When the Company provides benefits to members of an HMO or PPO, beneficiaries of a health care insurer or employees of a government or company, the covered participants may use their eyecare benefits at the Company's stores, generally at a small discount from the Company's everyday value prices. Because of the Company's value pricing, participants will typically be eligible for greater eyecare benefits at the Company's stores than at other eyecare providers participating in managed care programs. The Company believes that the additional customer traffic generated under the Vista Eyecare Network, including family members of the covered participants, and purchases by covered participants beyond their eyecare benefits, more than offset the reduced gross margins generated under the Vista Eyecare Network. In 1997, net sales generated under the Vista Eyecare Network were $14.1 million (or 28.7% of net sales), a 23.4% increase over 1996.

           The Company believes that its value-pricing strategy and convenient store locations are key factors in attracting managed care business. As the Company increases its presence within existing markets and expands into new markets, it believes it will be more attractive to managed care administrators because of its additional store locations. The Company also believes that Vista Eyecare Network will further benefit from the trend in the health care industry toward managed care as a means to better manage health care costs. However, there is no assurance that sales generated under the Vista Eyecare Network will continue to grow, or that the Company will be able to negotiate satisfactory agreements with additional managed care providers or maintain its current agreements with managed care providers.

OPERATIONS

           Store Locations and Layout. The Company's stores are located in regional malls, strip shopping centers and leased departments within Fred Meyer host stores. The stores operate under the "Vista Optical" trade name other than the stores located in Arizona and Utah, which use the "Lee Optical" trade name. In its new markets, the Company expects that its stores will be operated under the trade name "Vista Optical."

           The following table sets forth the Company's stores by location and type as of March 21, 1998:

LOCATION         NUMBER           TYPE                        NUMBER
--------         ------           ----                        ------
Washington         43             Regional Malls                 86
Oregon             31             Fred Meyer Host Stores         53
Arizona            29             Strip Shopping Centers         28
Colorado           17
Idaho              11
Alaska             11
Iowa                9
Florida             6
Montana             3
New Mexico          3
Wyoming             2
Illinois            1
Utah                1
                 ------                                        -----
  Total           167             Total                         167
                  =======                                      =====

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

      The Company has made substantial investments in information systems, including a manufacturing and distribution system and a fully integrated inventory control, merchandising, and general ledger software system, which provide management with detailed retail sales, manufacturing, financial and administrative data on a timely basis. The Company believes that these systems should help maintain sound fiscal controls as the Company expands its network of retail stores and Vista Eyecare Network business.

      The Company continually seeks to shorten the turnaround time necessary to deliver completed eyeglasses and contact lenses to its customers. The Company's stores submit orders daily to the laboratories, which stock many frames. This "stay-in-stock" program minimizes turnaround time. For frames not in stock at the laboratories, independent couriers make daily deliveries from the stores. These couriers also make outbound deliveries from the laboratories to the stores to replenish store inventories and deliver completed prescription eyeglasses and contact lenses. Generally, delivery of prescription eyeglasses takes four to six business days. For customers who need eyewear quickly, the Company offers its guaranteed express service that delivers eyewear within 48 hours.

      Inventory and Suppliers. Inventory control is a major focus for the Company. The Company has established systems to increase inventory turns and eliminate overages and shortages.

      The Company has not experienced any difficulty in obtaining satisfactory sources of supply in the past and believes that it has excellent relations with each of its principal vendors. In addition, the Company believes that it will be able to obtain greater purchasing leverage as it expands. The Company is not dependent on any single supplier and has agreements with several of its suppliers which the Company believes enable it to purchase ophthalmic lenses and various other supplies on favorable payment terms. A material change in the Company's current purchase terms could have a material adverse effect on the Company's financial condition or results of operations.

      Personnel and Training. Each of the Company's stores is staffed by a manager and, depending on the amount of customer traffic, one to six sales associates. In certain states, in conformity with applicable regulations, each store is staffed with a licensed optician. See "Government Regulation." Each store employee receives a basic wage, plus incentive compensation based on sales performance. Each of the Company's 15 districts is supported by a manager with general supervisory authority over eight to 19 stores. These managers report directly to either the Executive Vice President or the Division Manager of the Company.

      The Company emphasizes employee training. The Company operates a comprehensive training program led by the Executive Vice President and the National Training Manager, who supervise two support trainers, each of whom trains personnel on a regional basis. Training programs have been developed for employees from entry level to senior management. These programs teach the Company's sales associates technical information about skills particular to the optical business, Company policies and procedures and retail sales techniques, including skills that enable the sales associates to educate consumers about eyewear options offered by the Company.

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

RELATIONSHIP WITH HOST STORES

      Fred Meyer. The Company operates 53 stores in Fred Meyer host stores in the states of Oregon, Washington, Idaho and Alaska. Fred Meyer has 116 stores located primarily in the Pacific Northwest. Generally, the Fred Meyer stores are "one-stop" department stores of approximately 140,000 square feet that offer groceries, soft goods, home improvement items and various other merchandise.
Not all of the Fred Meyer stores have eyewear departments.

      The Company's optical store is generally located near the main checkout counter in the front of the Fred Meyer host store, offering excellent exposure to customer traffic. In 1997, the Company opened one new store in a Fred Meyer location. The Company has also opened one new store within Fred Meyer in 1998. From time to time, Fred Meyer remodels a store and the Company may remodel its store at that location. In addition, when Fred Meyer closes a store, the Company's store closes.

      The Company has a master lease agreement with Fred Meyer due to expire in April 1998, that grants the Company the right of first refusal to open an optical store in any new Fred Meyer store in which Fred Meyer decides to place an eyewear department. However, Fred Meyer is not required under the master lease agreement to open any future stores, or when new stores are opened, to place an eyewear department in the store. The master lease agreement will not be renewed after April 1998 because the Company has determined there is no significant benefit associated with the Company's right of first refusal to open an optical store in any new Fred Meyer location. Each optical store is covered by its own separate lease. Generally, the term of each store lease is for a period of five years, with an option to extend the lease term for one renewal term of five years.

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

      Generally, the Company subleases at nominal rates approximately 125 square feet in each store to an independent optometrist who, in certain instances, is permitted to re-sublet the space to another optometrist to handle increased patient loads. Customers of on-site optometrists are not required to have prescriptions filled in the Company's stores, and the Company may fill any eyewear prescription whether or not it was written by an on-site optometrist. The leased space, which is usually developed and equipped by the Company, includes optometric examination and diagnostic equipment. The cost to fully equip a store with such optical equipment is approximately $25,000.

      The Company operates a formal program of continuing professional education that provides optometrists with a convenient method of meeting state continuing education requirements and helps ensure that the Company's customers receive high quality optical care. The Company offers this continuing education to all optometrists in certain states, regardless of whether or not they lease space in one of the Company's stores. This program has been useful in recruiting new doctors. The Company has formed an internal peer review committee to periodically review the performance of its independent optometrists who provide services to Vista Eyecare Network customers. In addition, the Company has initiated a series of regional optometrist meetings to facilitate communication among the independent optometrists. The Company believes that its stores offer excellent practice opportunities for independent optometrists and that relations with its optometrists are excellent.

      Opticians. Certain states require that the Company staff its stores with one or more opticians licensed by state authorities to fit and dispense eyeglasses and contact lenses prescribed by optometrists or ophthalmologists. Unlike optometrists or ophthalmologists, opticians fit and dispense eyeglasses and contact lenses, but are not licensed to prescribe corrective lenses. See "Government Regulation." To assist its opticians in maintaining their licenses, the Company has implemented a formal training and education program. The Company has not experienced any difficulty in recruiting and employing opticians. Not all the Company's sales associates are opticians.

COMPETITION

      The retail eyecare industry is fragmented and highly competitive and historically has been subject to severe price competition. According to 20/20, a leading optical industry trade journal, total sales in the U.S. retail optical market were $11.4 billion in 1990, and grew to $14.6 billion in 1996. The Company's competitors include large optical store chains, such as LensCrafters and Pearle Vision Centers, many of which offer "one-hour" service to customers, and numerous independent retail outlets, opticians, optometrists and ophthalmologists. In addition, the increase in the number of optical units in department store chains (including Sears, Roebuck & Co. and Wal-Mart Stores, Inc.) and warehouse clubs (including Wholesale Club Inc. and Price/Costco Inc.) and the emergence of mail order contact lens replacement services have further increased the Company's competition. The Company believes it is able to compete in the retail marketplace based on its value-pricing strategy, the wide selection of frames offered at the Company's value price point, the quality of its products and services, its attractive stores and its convenient store locations. However, many of the Company's competitors are larger than the Company and have financial and other resources substantially greater than those of the Company.

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

      Although the retail eyewear industry is highly competitive, demographic trends are expected to increase demand for prescription eyewear. According to 20/20, the percentage of the U.S. population wearing prescription eyewear increases from over 62% between ages 25 and 44 to almost 95% at age 45 and older. The number of Americans aged 45 and over is expected to increase from
87.6 million in 1996 to approximately 96.0 million in 2000. The aging population is a major factor in the projected growth of U.S. retail optical sales from $14.6 billion in 1996 to $18.0 billion in 2000.

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

EXECUTIVE OFFICERS

      The executive officers and significant employees of the Company and their respective ages and positions held with the Company, are as follows:

      NAME          AGE                   POSITION

Ronald E. Weinberg   56      Chairman of the Board and Treasurer
Barry J. Feld        41      Chief Executive Officer, President and Director
James W. Swanson     51      Chief Operating Officer, Executive Vice President
Darius J. DiTallo    40      Vice President-Finance and Administration
Annette C. Feld      35      Vice President-Marketing and Merchandising
Glenn K. Ozawa       40      Vice President-Manufacturing
Roger W. Deason      54      Vice President-Managed Care
Tricia L. Wood       37      Vice President-Real Estate and Construction

           Ronald E. Weinberg has served as Chairman of the Board and Treasurer since the acquisition of the Company in August 1988. In 1986, Mr. Weinberg led an investor group in the acquisition of SunMedia Corporation, which publishes a chain of weekly newspapers in the Cleveland and, until October 1997, Milwaukee markets and since then, Mr. Weinberg has served as Chairman of the Board of SunMedia Corporation. Since December 1997, Mr. Weinberg has been the owner of Timestar Communications Corp., a direct mail business in Cleveland, formerly owned by SunMedia Corporation. Since 1989, Mr. Weinberg has been Vice Chairman of the Board, Treasurer and a director of Hawk Corporation, which manufactures friction products and powdered metal components primarily for aerospace, industrial and specialty applications.

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

           James W. Swanson has served as Chief Operating Officer and Executive Vice President since September 1997, and as Vice President-Human Resources and Optometric Relations since April 1992. He also served as Senior Vice President between May 1996 and August 1997. Mr. Swanson joined the Company in July 1991 as Vice President-Training and Optometric Relations. Prior to that, Mr. Swanson was Director of Training and Third-Party Sales at Frame-n-Lens Optical, Inc. from September 1989 to July 1991, and Director of Operations of Dr. Leventhal's Vision Care Centers, Inc., a San Diego based chain of retail optical stores, from March 1984 until September 1989.

           Darius J. DiTallo joined the Company in December 1996 and serves as Vice President - Finance and Administration. Previously, Mr. DiTallo held senior financial management positions including serving as Chief Financial Officer with Image Choice, Inc., a Phoenix based document imaging solution provider, from December 1993 to December 1996. During this period, Mr. DiTallo also served as Chief Financial Officer of TransEquatorial Holdings, Inc., which sells electronic components and held a substantial investment in Image Choice, Inc. Prior to that, he served as a financial consultant to various entities from January 1993 to December 1993, and held senior financial management positions at the Arizona facility of Courtaulds Performance Films, Inc., from 1990 to January 1993. Mr. DiTallo is a certified public accountant.

           Annette C. Feld has served as Vice President-Marketing and Merchandising since December 1992. Ms. Feld joined the Company in May 1991 as Director of Marketing and Merchandising. Previously, she was the Director of Materials and Marketing for Frame-n-lens Optical, Inc. from March 1988 to April 1991. Prior to that, Ms. Feld was an associate buyer for Bullock's, a chain of department stores, from 1985 to 1987 and an associate buyer for R.H. Macy & Co., from 1983 to 1985. Ms. Feld is the wife of Barry Feld.

           Glenn K. Ozawa has served as Vice President-Manufacturing since March 1995. Mr. Ozawa joined the Company in January 1992 as Director of Manufacturing. Prior to that, he served as Manufacturing Manager for Frame-n-Lens, Inc. from November 1990 to December 1991 and as Director of Manufacturing of NuVision, Inc., a chain of optical stores based in California and Michigan, from August 1988 until November 1990 after previously serving in a senior capacity at that company for three years.

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

           Tricia L. Wood has served as Vice President-Real Estate and Construction since September 1997. Ms. Wood served as the Director of Real Estate from January 1996 to August 1997. Ms. Wood joined the Company in December 1989 as Real Estate Manager.

EMPLOYEES

           As of December 27, 1997, the Company employed 652 persons, 540 on a full-time basis and 112 on a part-time basis. Approximately 472 of the Company's employees work in retail sales or retail sales supervision, 95 in the Company's optical laboratory and distribution facilities, 11 in managed care and 74 in management and administration. None of the Company's employees are covered under any collective bargaining agreement. The Company has experienced no strikes and believes its relations with its employees to be excellent.

TRADEMARKS

           "Vista Optical" and "Lee Optical" are federally registered trademarks of the Company. In addition, the Company has a pending application with the United States Patent and Trademarks Office to register "Vista Eyecare Network" as a tradename of the Company. The Company also relies on common law, including the law of unfair competition to protect its trademarks and services. The Company is not aware of any pending claims of infringement or other challenges to the Company's right to use its trademarks.

ITEM 2.  PROPERTIES

           The Company's stores are located in regional malls, strip shopping centers, and host stores. Each of the stores located in a mall or strip center operates under a retail lease agreement which provides for certain base rents plus, in many circumstances, additional rents based on sales. The host store sites are leased under a master lease agreement with Fred Meyer which will expire in April 1998 and each individual site has a separate lease. See "Business--Operations--Store Locations and Layout" and "-- Relationship with Host Stores."

           The Company's Clackamas, Oregon, laboratory and distribution facility which is near Portland is located in approximately 6,430 square feet of leased space. The lease provides for annual payments of $38,000 through August 31, 2001. The Company's executive offices and laboratory and distribution facility in Tempe, Arizona, are located in a 24,000 square foot building that is owned by Alexis Holdings, Inc. ("Alexis"), a wholly-owned subsidiary of the Company. Alexis' sole purpose is ownership of the Tempe building. See "Management Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 3.  LEGAL PROCEEDINGS

           From time to time, the Company is involved in legal matters which are incidental to its operations. In the opinion of management, the ultimate resolution of these matters is not anticipated to have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted to a vote of security holders during the last quarter of fiscal 1997.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS

           The Company's common stock, $0.01 par value per share (the "Common Stock"), trades on The Nasdaq SmallCap Stock Market(sm) ("NASDAQ") under the symbol "NEWI" and is listed on The Pacific Stock Exchange under the symbol "NWE." The following table sets forth the high and low closing price of the Company's Common Stock reflected on NASDAQ for each full quarter in fiscal 1997 and 1996.


                                       1997                       1996
                                       ----                       ----

                                HIGH           LOW         HIGH         LOW
                              -------       --------     --------     ------

    First Quarter ....        $ 7 3/8       $  5 3/4     $  5 3/4     $    4
    Second Quarter....          7 3/8          5 1/4            6          5
    Third Quarter ....             10          7 1/8        6 3/4      5 1/4
    Fourth Quarter ...          9 3/4          7 3/8        7 1/2          6


           As of March 20, 1998 there were approximately 28 stockholders of record of the Common Stock of the Company representing approximately 473 beneficial owners of the Common Stock.

           The Company has never paid cash dividends on its Common Stock. The Company intends to retain earnings, if any, to finance the growth and development of its business and does not anticipate paying any cash dividends in the foreseeable future. Any future dividends will depend on the earnings, capital requirements and financial condition of the Company, and on such other factors as the Company's Board of Directors may consider relevant. Although the Company's current Credit Facility does not prohibit the payment of cash dividends on common stock, any new financing agreements entered into by the Company may limit or prohibit the payment of cash dividends on Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

           The Company did not sell any unregistered securities in 1997.

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

                                                                                FISCAL YEAR ENDED(1)
                                                   -------------------------------------------------------------------------
                                                   DEC. 27,        DEC. 28,        DEC. 30,         DEC. 31,        DEC. 25,
                                                     1997            1996            1995            1994            1993
                                                   -------------------------------------------------------------------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AND STATISTICAL DATA)
STATEMENT OF OPERATIONS DATA:
Net Sales ..................................        49,212          43,940          40,033          37,367          32,964
Gross Profit ...............................        24,959          22,221          19,681          17,692          15,708
Operating income (loss) ....................         1,318           1,048          (1,986)         (1,286)           (569)
 Income (loss) before income taxes,
  extraordinary gain and cumulative
  effect of change in accounting
  principle ................................         1,262             832          (2,025)         (1,288)         (1,279)
 Income tax expense (benefit)(2) ...........          (547)             30            --              --              (469)
 Extraordinary gain (3) ....................          --              --              --              --             1,674
 Cumulative effect of change in
  accounting principle (4)  ................          --              --              --              --               374
                                                  --------        --------        --------        --------        --------
 Net income (loss) .........................         1,809             802          (2,025)         (1,288)          1,238
 Dividends accrued on preferred
   stock ...................................          (324)           (328)           (329)           (328)           (396)
                                                  --------        --------        --------        --------        --------
 Net income (loss) applicable to
  common shares ............................      $  1,485        $    474        $ (2,354)       $ (1,616)       $    842
                                                  ========        ========        ========        ========        ========

INCOME (LOSS) PER COMMON SHARES (5):
 Income (loss) before extraordinary
   gain and cumulative effect of
   change in accounting principle...........      $   0.31        $   0.13        $  (0.63)       $  (0.43)       $  (1.28)
 Extraordinary gain (3) ....................          --              --              --              --              1.78
 Cumulative effect of change in
  accounting principle (4)  ................          --              --              --              --              0.40
                                                  --------        --------        --------        --------        --------

 Net income (loss) applicable to
  common shares ............................      $   0.31        $   0.13        $  (0.63)      $  (0.43)        $   0.90
                                                  ========        ========        ========        ========        ========

BALANCE SHEET DATA:
 Total assets ..............................      $ 16,352        $ 13,127        $ 11,734        $ 11,721        $  9,846
 Notes payable and
  capital lease obligations ................           659           3,162             556             259             406
 Redeemable preferred stock ................          --              --              --              --             1,752
 Convertible preferred stock ...............         5,460           5,460           5,460           5,460            --

STATISTICAL DATA:
 Net sales growth ..........................          12.0%            9.8%            7.1%           13.4%           16.1%
 Increase in comparable store sales (6) ....           8.6%            8.8%            5.9%            6.7%           15.0%
 Stores open at period beginning ...........           146             139             150             134             129
 Stores opened during period ...............            17              10               9              21               8
 Stores closed during period ...............            (2)             (3)            (20)             (5)             (3)
                                                  --------        --------        --------        --------        --------
 Stores open at period end .................           161             146             139             150             134
                                                  ========        ========        ========        ========        ========
 Types of stores at period end:
   Host stores .............................            52              51              51              65              61
   Malls and strip shopping centers ........           109              95              88              85              73


--------------------------

(Footnotes on following page)

(1) The Company's fiscal year consists of 52 or 53 weeks ending the last Saturday of the calendar year. The year ended December 31, 1994 consisted of 53 weeks; all other years presented consisted of 52 weeks.

(2) In 1997, amount includes income tax benefit of $579,000 from reversal of a portion of the valuation allowance applicable to the Company's deferred tax assets. See "Income Taxes" in Note 7 of Notes to Consolidated Financial Statements.

(3) Net income for the year ended December 25, 1993 includes an extraordinary gain of $1,674,000 or $1.78 per share, that was realized by the Company as a result of the retirement in full of its senior bank debt.

(4) In 1993, the Company recorded a cumulative effect adjustment of $374,000, or $0.40 per share resulting from a change in its method of accounting for income taxes.

(5) The Company adopted Statement of Financial Accounting Standards No. 128, Earnings per Share, (SFAS128) during the fourth quarter of 1997. Adoption of SFAS128 did not impact previously reported per share amounts except for periods prior to the Company's initial public offering in early 1994 as antidilutive stock options and warrants previously included in the calculation pursuant to then existing guidelines are no longer included under SFAS128 and other related guidance. Net income per share for 1993 as previously reported was $0.40 per share.

(6) A store becomes comparable after it has been open at least 52 weeks. Stores that are relocated are not included in the comparable store base.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

           Unless otherwise stated, references in this report to the years 1997, 1996, and 1995 relate to the fiscal years ended December 27, 1997, December 28, 1996, and December 30, 1995. Fiscal years 1997, 1996 and 1995 include 52 weeks.

OVERVIEW

           The Company's everyday value-pricing strategy features its "signature" $64 price point for a wide selection of quality, brand name eyeglasses (including frame and lenses) offered at attractive, convenient locations with professional service. The Company focuses on opening new stores, primarily in malls and strip shopping centers, entering new geographic markets, improving its operating efficiency, expanding its managed optical care business and establishing the informational and operational infrastructure necessary for further expansion.

           The Company believes that the success of its value-pricing strategy is demonstrated by (1) its 24 consecutive quarters of positive comparable store sales growth, including an 8.6% increase in 1997 compared to 1996, (2) an increasing number of repeat customers and referral business and (3) its second consecutive year of operating income. As of March 21, 1998, the Company operated 167 stores in 13 states.

           In 1997, the Company opened 17 stores, 16 of which are located in malls or strip shopping centers and one of which is located in a Fred Meyer host store. In addition, the Company remodeled two stores and closed and relocated two stores during this period. As a part of the Company's strategy to expand into new geographic markets, approximately 16 of the 20 to 25 stores planned to open in 1998 will be in Florida, a new market for the Company. Opening stores in new markets, including Florida, may adversely impact profitability in the short-term. Opening new stores in markets already served by the Company may adversely impact existing store profitability and reduce comparable store sales, although the Company believes that such new stores will lead to increased sales and profitability in such markets.

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

           The Company's managed optical care business, Vista Eyecare Network, is an increasingly important component of its overall business. In 1997, net sales generated by the Vista Eyecare Network were $14.1 million (or approximately 28.7% of net sales), a 23.4% increase over 1996. Vista Eyecare Network sales have a negative impact on the Company's gross profit margin because they are generally transacted at a small discount from the Company's everyday value prices, and the Company expects this negative impact to continue. There is no assurance that sales generated under the Vista Eyecare Network will continue to increase at all or at the rate of increase of 1996 and 1997.

           Based on a preliminary study by management, the Company does not expect to incur material costs to modify its computer information and manufacturing systems to enable proper processing of transactions relating to the year 2000 and beyond. However, the Company continues to evaluate whether corrective action will be necessary. There was no amount expensed in 1997 for year 2000 technology .

RESULTS OF OPERATIONS

           The following table sets forth for each of the years 1997, 1996, and 1995, certain selected statement of operations data expressed as a percentage of net sales:

                                                                   1997         1996         1995
                                                                  -----        -----        -----
STATEMENT OF OPERATIONS DATA:
Net sales ................................................        100.0%       100.0%       100.0%
                                                                  =====        =====        =====
Gross profit .............................................         50.7         50.6         49.2
Selling, general, and administrative expense .............         48.0         48.2         54.2
                                                                  -----        -----        -----
Operating income (loss) ..................................          2.7          2.4         (5.0)
Interest income ..........................................          0.1
Interest expense .........................................          0.2          0.5          0.1
                                                                  -----        -----        -----
Income (loss) before income tax expense ..................          2.6          1.9         (5.1)
Income tax (expense) benefit .............................          1.1         (0.1)
                                                                  -----        -----        -----
Net income (loss) ........................................          3.7          1.8         (5.1)
Preferred stock dividends ................................         (0.7)        (0.7)        (0.8)
                                                                  -----        -----        -----
Net income (loss) applicable to common shares ............          3.0%         1.1%        (5.9)%
                                                                  =====        =====        =====

1997 COMPARED TO 1996

           Net sales increased $5.3 million or 12.0% to $49.2 million in 1997 from $43.9 million in 1996. The net sales increase was primarily attributable to an increase of 8.6% in comparable store sales. The increase in comparable store sales was primarily due to increases in eyeglass and contact lens units sold and sales generated under the Vista Eyecare Network.

           Gross profit increased $2.7 million to $25.0 million in 1997, a 12.3% increase over gross profit of $22.2 million in 1996. The gross profit margin as a percentage of net sales increased to 50.7% in 1997 compared to 50.6% in 1996, primarily due to increased sales resulting from price increases on multiple pair purchases which were implemented in the third quarter of 1996 and to a lesser extent increased sales volume which covered more of the fixed cost components of cost of goods sold, largely offset by the number and timing of new store openings and increased sales under the Vista Eyecare Network. Consistent with the Company's practice, the Vista Eyecare Network sales are generally transacted at a small discount from the Company's everyday value prices.

           Selling, general and administrative expenses increased $2.5 million to $23.6 million in 1997 from $21.2 million in 1996. As a percentage of sales, these expenses decreased to 48.0% in 1997, from 48.2% in 1996. This decrease is primarily due to an increase in the Company's sales, partially offset by the number and timing of new store openings and increased advertising costs in the Iowa market.

          Interest income increased to $66,000 in 1997 from zero in 1996 due to increased cash balances from the proceeds of the Offering.

           Interest expense decreased by $94,000 to $122,000 in 1997 from $216,000 in 1996 primarily as a result of the repayment of the Company's former revolving line of credit with the proceeds of the Offering and to a lesser extent, interest on two bridge loans initiated in early 1996 that were paid in full in June 1996.

           Income tax benefit was $547,000 in 1997 compared to $30,000 of income tax expense in 1996 due to the reversal of $579,000 of the valuation allowance relating to the Company's deferred tax assets in the fourth quarter of 1997. The Company was able to substantially offset its taxable income in both 1997 and 1996 with the utilization of its net operating loss carryforwards. See "-- Net Operating Loss Carryforwards."

           As a result of the foregoing, net income increased by $1.0 million to $1.8 million in 1997 compared to $802,000 in 1996.

           Dividends were accrued and paid on the Company's Series A and Series B 6% cumulative convertible preferred stock in the aggregate amount of $324,000 in 1997 compared to $328,000 in 1996.

1996 COMPARED TO 1995

           Net sales increased $3.9 million or 9.8% to $43.9 million in 1996 from $40.0 million in 1995. Revenues during 1995 include $1.0 million in sales from unprofitable or underperforming host stores which were closed during 1995. If such sales from these closed retail outlets were excluded from 1995 revenues, the Company would have posted a 12.6% improvement in net sales ($43.9 million compared to $ 39.0 million). The net sales increase was primarily attributable to an increase of 8.8% in comparable store sales, which was partially offset by reduced sales in December 1996 as a result of severe winter weather in the Northwestern United States. The increase in comparable store sales was primarily due to increases in eyeglass and contact lens units sold and sales generated under the Vista Eyecare Network. The comparable store increase at malls and strip shopping centers was partially offset by a lower rate of comparable store sales growth in the Company's host stores, consistent with the Company's historical experience.

           Gross profit increased $2.5 million to $22.2 million in 1996, a 12.7% increase over gross profit of $19.7 million in 1995. The gross profit margin as a percentage of sales increased to 50.6% in 1996 compared to 49.2% in 1995, primarily due to increased sales volume which covered more of the fixed cost components of cost of goods sold, and partially offset by increased sales under the Vista Eyecare Network. Consistent with the Company's practice, the Vista Eyecare Network sales are generally transacted at a small discount from the Company's everyday value prices.

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

           Income tax expense increased to $30,000 in 1996 compared to no income tax expense in 1995 as a result of increased pre-tax income. The Company was able to substantially offset its taxable income in 1996 with the utilization of a portion of its net operating loss carryforwards.

           As a result of the foregoing, net income increased by $2.8 million to $802,000 in 1996 compared to a net loss of $2.0 million in 1995.

           Dividends were accrued and paid on the Company's Series A and Series B 6% cumulative convertible preferred stock in the aggregate amount of $328,000 in 1996 compared to $329,000 in 1995.

LIQUIDITY AND CAPITAL RESOURCES

           The Company requires liquidity and working capital primarily for operations and the opening of new stores, and, to a lesser extent, management information systems and optical laboratory equipment to support store growth and improve operating efficiencies. The Company's primary sources of funds are cash flow from operations, lease financing of equipment, vendor trade credit, and bank loans.

           In early 1997, the Company completed the Offering. Net proceeds to the Company from the Offering were $5.5 million. Of the shares sold in the Offering, 400,000 shares were sold by selling stockholders. The Company did not receive any proceeds from the sale of the shares by the selling stockholders. With the proceeds, the Company accelerated its store expansion program, remodeled two stores, reduced the amount outstanding on the Company's then-existing revolving line of credit by approximately $2.0 million and retired a $350,000 bridge loan from the Second National Bank of Warren (Ohio). The line of credit matured on May 31, 1997, and was secured by guarantees from Mesirow Capital Partners V, a common and preferred stockholder, Mesirow Capital Partners VI and Ronald E. Weinberg, Chairman of the Board. William P. Sutter, Jr. is an officer of the corporate general partner of Mesirow Capital Partners V and VI and a director of the Company. Barry J. Feld, President and Chief Executive Officer, agreed to share in the obligations of the guarantors.

           In exchange for the guarantee of the Company's obligations under its revolving line of credit by such officers and shareholders, the Company issued warrants to them to purchase, in the aggregate, 50,000 shares of the Common Stock at a price per share of $6.11, subject to customary anti-dilution adjustments. The value of the warrants, which was determined by independent valuation to be $0.57 per share, was reflected on the December 28, 1996 balance sheet in other assets and paid-in capital and was amortized to expense in 1997, concurrent with the termination of the revolving line of credit.

          The bridge loan was guaranteed by Mr. Weinberg, and Mr. Feld agreed to share in the guaranty. The Company paid Mr. Weinberg and Mr. Feld a total of $7,500 in exchange for their guaranty of the loan. The Company repaid the loan in full with the proceeds of the Offering. Norman C. Harbert, a director of the Company, is also a director of Second Bancorp Inc., the parent holding company of The Second National Bank of Warren (Ohio).

          On August 19, 1997, the Company entered into an agreement with a major national bank pursuant to which the Company received a new $3.0 million revolving line of credit (the "Revolving Credit Facility") and a new $2.0 million term loan (the "Term Credit Facility" and together with the Revolving Credit Facility, the "Credit Facility"). Under the Term Credit

Facility, the Company may request advances until August 1, 1998, at which time the outstanding principal balance will be amortized over a 48 month period. At December 27, 1997, the Company had available $4,970,000 under the Credit Facility.

           Interest will be due and payable monthly and will accrue under the Revolving Credit Facility on the principal balance outstanding from time to time at a variable rate equal to the lending bank's prime rate (the "Prime Rate") plus 0.125% per annum or, at the Company's option, a rate equal to the then current London Interbank Offered Rate ("LIBOR") for the term selected by the Company plus 2.35% per annum. The Revolving Credit Facility matures on August 1, 1999.

           Under the Term Credit Facility, interest will accrue on the principal balance outstanding at a variable rate equal to the Prime Rate plus 0.5% per annum or, at the Company's option, a rate equal to LIBOR for the term selected by the Company plus 2.75% per annum. Interest only on the Term Credit Facility will be payable until August 1, 1998, after which time the Company will be required to make equal monthly payments consisting of principal and interest amortized over a period of 48 months. The interest rate under the Term Credit Facility will continue to fluctuate, but the monthly payments after August 1, 1998 will remain the same. As a result, the Term Credit Facility may negatively amortize. Any accrued but unpaid interest will be due along with the principal balance on the maturity date of the Term Credit Facility, August 1, 2002.

           The Revolving Credit Facility is secured by the Company's accounts receivable, inventory and general intangibles. The Term Credit Facility is secured by substantially all of the Company's furniture, fixtures and equipment. The Credit Facility contains financial and other covenants with respect to the Company that, among other matters, restrict the creation of certain liens, restrict capital expenditures and require the maintenance of certain minimum net worth and interest rate coverage. The Company is currently in compliance with the covenants set forth in the Credit Facility.

           Short-term trade credit represents a significant source of financing for inventory. Trade credit arises from the willingness of the Company's vendors to grant payment terms for inventory purchases. Although the Company has negotiated what it believes to be favorable payment terms from its primary vendors, there is no assurance that the Company will obtain such terms in the future.

           The Company leases all of its retail space and its optical laboratory and distribution facility near Portland, Oregon. Certain retail store leases require payment of base rent and property taxes, expenses for utilities, common area maintenance, and insurance, plus, in many circumstances, additional rent based on sales. Total rent expenses for the Company's retail space and its facility near Portland, Oregon were $6.0 million, $5.5 million, and $5.0 million for 1997, 1996, and 1995, respectively, including $1.2 million, $1.0 million, and $889,000, respectively, for additional rent based on sales. The Company owns its executive offices and optical laboratory and distribution facility in Tempe, Arizona.

           Net cash from operating activities was $614,000 in 1997 compared to net cash used in operating activities of $280,000 in 1996. This fluctuation is primarily attributable to an increase in net income of $1.0 million to $1.8 million in 1997 from net income of $802,000 in 1996, a decrease in accounts payable of $1.4 million in 1997 compared to a decrease of $363,000 in 1996, an increase in accrued expenses of $80,000 in 1997 compared to a decrease of $1.2 million in 1996, and an income tax benefit of $579,000 in 1997.

           Cash flows used in investing activities, primarily for store expansion, renovation and relocation, were $2.9 million in 1997 compared to $1.5 million in 1996. The increase is primarily attributable to opening 17 new stores in 1997 compared to ten new stores in 1996.

           Cash flows from financing activities were $2.6 million in 1997 compared to $1.8 million in 1996. Cash flows from financing activities in 1997 reflect net proceeds from the Offering of $5.5 million, partially offset by repayment of the Company's previous revolving line of credit of $2.0 million, repayment of other debt of $708,000 and payment of preferred stock dividends of $324,000. Cash flows from financing activities in 1996 reflect proceeds from the previous revolving line of credit of $2.0 million and proceeds from bridge loans totaling $1.1 million, partially offset by debt repayment of $936,000 and payment of preferred stock dividends of $328,000.

           The Company currently anticipates opening approximately 20 to 25 new stores in 1998. Assuming the Company opens 25 new stores in 1998, including 24 new stores in malls and strip shopping centers and one new store within a Fred Meyer host store, the Company expects that the costs of these new stores, including furniture, fixtures, leasehold improvements, inventory and optometry equipment, will be approximately $3.5 million. Actual costs will vary based upon, among other factors geographic location, the size of the store and the extent of the build-out required at the selected site. In addition to opening new stores, the Company may relocate stores within a mall or strip shopping center if sites become available with better traffic patterns and better merchandising opportunities. In 1998, the Company plans to remodel four of its mall and strip shopping center stores at an estimated cost of approximately $600,000.

           The Company believes that the cash flow from operations, funds available from the Credit Facility and existing capital lease financing will be sufficient to fund its working capital needs and store expansion and renovation program for at least the next 12 months. However, the Company may seek additional equity or debt financing if it determines that such financing is necessary. There is no assurance that the Company would be able to obtain such financing on terms that are acceptable to the Company.

NET OPERATING LOSS CARRYFORWARDS

           The Company experienced operating losses prior to 1996 and as a result, established a 100% valuation allowance against its deferred tax assets, including its net operating loss (NOL) carryforwards, as of December 30, 1995.

           The Company generated taxable income in 1996 which it was able to substantially offset with NOL carryforwards. As the related deferred tax assets had been fully reserved, the Company's effective income tax rate in 1996 was unusually low as expected income tax expense was substantially offset by the reversal of a portion of the valuation allowance. Due to the lack of sustained profitability, the Company maintained the 100% valuation allowance against its remaining deferred tax assets as of December 28, 1996.

           The Company also generated taxable income in 1997 which it was able to substantially offset with NOL carryforwards. Utilization of the related deferred tax assets which had been fully reserved served to reduce the Company's effective income tax rate. The Company's effective income tax rate was also impacted by the reversal in the fourth quarter of $579,000 of the valuation allowance relating to the Company's remaining deferred tax assets as of December 27, 1997 as the Company anticipates that the related tax benefits will be realized.

           The Company will consider further reductions to or elimination of the remaining valuation allowance as profitable operations continue. As the valuation allowance is reduced or eliminated, it is anticipated that the Company's effective income tax rate will return to more normalized levels.

           As of December 27, 1997, the Company had net operating loss carryforwards of $5.7 million and $4.9 million for regular tax and alternative minimum tax purposes, respectively, which begin to expire in 2006.

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

           The following table presents certain unaudited financial data for each quarter of 1997 and 1996. The quarterly results set forth below are not necessarily indicative of results for any future period. The Company believes that all necessary and normal recurring adjustments have been included in the amounts stated below in order to present fairly and in accordance with generally accepted accounting principles the following selected quarterly information when read in conjunction with the Company's Consolidated Financial Statements included herein.

                                                                     1997

                                             -----------------------------------------------------

                                              First        Second        Third        Fourth
                                             Quarter       Quarter      Quarter       Quarter
                                            ========      ========      ========      ========
                                             (In thousands, except per share and store data)
Net sales ............................      $ 12,791      $ 12,470      $ 12,594      $ 11,357
Gross profit .........................         6,669         6,347         6,306         5,637
Operating income (loss) ..............           693           305           422          (102)
Net income ...........................           633           295           427           454(1)
Net income applicable to common shares      $    552      $    214      $    346      $    373
                                            ========      ========      ========      ========

Basic and diluted income per share (2)      $   0.13      $   0.04      $   0.07      $   0.08
                                            ========      ========      ========      ========

Stores open at period end ............           149           152           155           161


                                                                     1996

                                             -------------------------------------------------

                                              First        Second        Third        Fourth
                                             Quarter       Quarter      Quarter       Quarter
                                            ========      ========      ========      ========
                                             (In thousands, except per share and store data)
Net sales ............................      $11,504       $10,865       $11,674       $ 9,897
Gross profit .........................        5,704         5,436         6,056         5,025
Operating income (loss) ..............          583           220           416          (171)
Net income (loss) ....................          443           152           307          (100)
Net income (loss) applicable
to common shares .....................      $   362       $    71       $   224       $  (183)
                                            =======       =======       =======       =======
Basic and diluted income
(loss) per share (2) .................      $  0.10       $  0.02       $  0.06       $ (0.05)
                                            =======       =======       =======       =======

Stores open at period end ............          141           145           146           146

 ------------------

Footnotes

(1) Amount includes income tax benefit of $579,000 from reversal of a portion of the valuation allowance applicable to the Company's deferred tax assets. See "Income Taxes" in Note 7 of Notes to Consolidated Financial Statements.

(2) During the fourth quarter of 1997, the Company adopted SFAS128, Earnings per Share. See "Earnings per Share" in Note 1 of Notes to Consolidated Financial Statements.

           INFLATION

                     The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant effect on its results of operations.

           FORWARD-LOOKING STATEMENTS

                     Statements that are not historical facts, including statements about the Company's confidence in its prospects and strategies and its expectations about expansion into new markets, including Florida, growth in existing markets, comparable store sales and the Company's ability to attract new sources of financing, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to, (1) the effect of the price point increase which occurred in January 1998; (2) market acceptance risks, including whether or not the Company will be able to successfully implement its value-pricing concept in new geographic markets, most of which include competitors of the Company that have financial and other resources substantially greater than that of the Company, and whether or not the Company will be able to conduct a successful advertising campaign in new and existing markets against better-financed competitors; (3) a slowdown in the growth of managed care in the eyewear industry or in the Company's share of such business, including whether or not federal or state health-care legislation will have an adverse impact on managed care; (4) laboratory capacity and supply constraints, including whether or not as the Company expands into new geographic markets whether it will be able to successfully integrate its new markets into its existing eyewear laboratory manufacturing and distribution system; (5) the negative impact of an accelerated store expansion program on the Company's profitability and operating margins; (6) the Company's ability to attract and retain qualified optometrists; (7) leasing risks, including whether or not the Company will be able to lease prime mall and strip shopping center locations at attractive rates for its expansion into new markets and to fill out its store locations in the Company's existing markets; and (8) the impact of government regulations on the opticians employed by the Company and on the Company's advertising, locations and design of stores, and products sold, which regulations are subject to frequent change and vary widely throughout the states in which the Company operates. These risks and others that are detailed in this Annual Report on Form 10-K must be considered by any investor or potential investor in the Company.

           ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                     Not applicable.

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

           ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                      AND FINANCIAL DISCLOSURE

                     None.

           PART III

           ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                     For information with respect to the executive officers of the Registrant, see "Business--Executive Officers" in Part I of this Form 10-K. The Company will file with the Securities and Exchange Commission a definitive Proxy Statement relating to its 1998 Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended December 27, 1997 (the "Proxy Statement"). The information with respect to the Directors of the Registrant required by this Item is hereby incorporated by reference to the Proxy Statement.

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

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The Consolidated Financial Statements and Schedules of the Company's Annual Report are filed as part of this Form 10-K and are included in
           Item 8:

1. FINANCIAL STATEMENTS                                                               PAGE
                                                                                      ----
     Report of Independent Accountants...............................................  34

     Consolidated Balance Sheet at December 27, 1997 and December 28, 1996...........  35

     Consolidated Statement of Operations for each of the three years in the period ended December 27, 1997..................................................  36

     Consolidated Statement of Stockholders' Equity for each of the three years in the period ended December 27, 1997.....................................  37

     Consolidated Statement of Cash Flows for each of the three years in the period ended  December 27, 1997.................................................  38

     Notes to Consolidated Financial Statements......................................  39

2. FINANCIAL STATEMENT SCHEDULES

    Schedule II -- Valuation and Qualifying Accounts.................................  50

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

           3.  EXHIBITS

           The following exhibits are filed herewith or incorporated by reference including the management contracts listed below at Exhibits 10.1 and 10.2:

        Exhibit                                  Description

         3.1 Company's Amended and Restated Certificate of Incorporation (Incorporated by reference to the Company's S-1 Registration Statement as filed with the Securities and Exchange Commission (File No. 33-71330))

         3.2 Company's Amended and Restated Bylaws (Incorporated by reference to the Company's S-1 Registration Statement as filed with the Securities and Exchange Commission (File No. 33-71330))

         4.1 Specimen Common Stock Certificate (Incorporated by reference to the Company's S-1 Registration Statement as filed with the Securities and Exchange Commission (File No. 33-71330))

         4.2 Representative's Warrants and Warrant Agreement (Incorporated by reference to the Company's S-1 Registration Statement as filed with the Securities and Exchange Commission (File No. 33-71330))

         4.3 Registration Rights Agreement between Registrant and MEDIQ ISI and amendments thereto (Incorporated by reference to the Company's S-1 Registration Statement as filed with the Securities and Exchange Commission (File No. 33-71330))

         4.4 Registration Rights Agreement among Registrant, the Mesirow Group and certain other stockholders and amendments thereto (Incorporated by reference to the Company's S-1 Registration Statement as filed with the Securities and Exchange Commission (File No. 33-71330))

         4.5 MEDIQ Registration Rights Letter Agreement and amendments thereto (Incorporated by reference to the Company's S-1 Registration Statement as filed with the Securities and Exchange Commission (File No. 33-71330))

         4.6 Amendment No. 2 dated November 2, 1993 to the Registration Rights Agreement dated August 5, 1988 by and between the Registrant and MEDIQ ISI (Incorporated by reference to the Company's 10-K for the fiscal year ended 1993)

         4.7 Amended and Restated Registration Rights Agreement by and between the company and MEDIQ ISI dated April 21, 1995 (Incorporated by reference to the Company's 10-Q for the quarterly period ended September 30, 1995)

         4.8 Warrant to Purchase Common Stock of the Registrant issued on June 10, 1996 (Incorporated by reference to the Form 8-K filed by the Company on June 17, 1996)

         4.9 Letter to Ronald E. Weinberg containing First Amendment to Warrant to Purchase Common Stock of the Registrant, dated December 19, 1996 (Incorporated by reference to the Company's S-2 Registration Statement as filed with the Securities and Exchange Commission (File No. 333-18709))

         4.10 Form of Letter containing First Amendment to Representative's Warrant, dated December 19, 1996 (Incorporated by reference to the Company's S-2 Registration Statement as filed with the Securities and Exchange Commission (File No. 333-18709))

         4.11 Form of Representative's Warrant Agreement between the Registrant and Fahnestock & Co. Inc. (Incorporated by reference to the Company's S-2 Registration Statement as filed with the Securities and Exchange Commission (File No. 333-18709))

         4.12 Form of Letter containing an amendment to the 1993 Representative's Warrant Agreement, dated February 6, 1997 (Incorporated by reference to the Company's S-2 Registration Statement as filed with the Securities and Exchange Commission (File No. 333-18709))

         10.1 Employment Agreement, effective as of August 1, 1993, between the Registrant and Barry Feld (Incorporated by reference to the Company's S-1 Registration Statement as filed with the Securities and Exchange Commission (File No. 33-71330))

         10.2 Employment Agreement, effective as of August 1, 1993, between the Registrant and Ronald E. Weinberg (Incorporated by reference to the Company's S-1 Registration Statement as filed with the Securities and Exchange Commission (File No. 33-71330))

         10.3 Master Lease Agreement dated April 26, 1983 between Fred Meyer, Inc. and Western States Optical, Inc. (predecessor in interest of Registrant) and amendments thereto (Incorporated by reference to the Company's S-1 Registration Statement as filed with the Securities and Exchange Commission (File No. 33-71330))

         10.4 Agreement dated August 4, 1988 among Fred Meyer, Inc., MEDIQ Incorporated and Registrant (Incorporated by reference to the Company's S-1 Registration Statement as filed with the Securities and Exchange Commission (File No. 33-71330))

         10.5 Industrial Lease dated July 22, 1991, between O.W.N. Properties, Inc. and Western States Optical, Inc. (predecessor-in-interest of Registrant) and amendments thereto (Incorporated by reference to the Company's S-1 Registration Statement as filed with the Securities and Exchange Commission (File No. 33-71330))

         10.6 Form Optometrists' Sublease (Incorporated by reference to the Company's S-1 Registration Statement as filed with the Securities and Exchange Commission (File No. 33-71330))

         10.7 Notice of Registration Letter to MEDIQ and MEDIQ ISI dated November 2, 1993, as amended (including Exhibit B only, other exhibits included elsewhere) (Incorporated by reference to the Company's S-1 Registration Statement as filed with the Securities and Exchange Commission (File No. 33-71330))

         10.8 Notice of Registration Letter to the Mesirow Group dated November 2, 1993, as amended (including Exhibit B only, other exhibits included elsewhere) (Incorporated by reference to the Company's S-1 Registration Statement as filed with the Securities and Exchange Commission (File No. 33-71330))

         10.9 Open-End Promissory Note, dated January 16, 1996, from Mesirow Capital Partners VI (Incorporated by reference to the Company's Form 10-Q for the quarterly period ended March 30,
                  1996)

         10.10    Open-End Promissory Note, dated January 16, 1996, from Ronald
                  E. Weinberg (Incorporated by reference to the Company's Form 10-Q for the quarterly period ended March 30, 1996)

         10.11 Guaranty, Contribution and Indemnification Agreement, dated June 10, 1996 among the Registrant, Ronald E. Weinberg, Barry Feld, Mesirow Capital Partners V and Mesirow Capital Partners VI (Incorporated by reference to the Form 8-K filed by the Company on June 17, 1996)

         10.12 New West Eyeworks, Inc. Amended & Restated Stock Option Plan, dated February 16, 1996 (Incorporated by reference to the Company's S-8 filed on June 26, 1996)

         10.13 Letter to FLAG Partners from the Registrant, dated December 19, 1996 (Incorporated by reference to the Company's S-2 Registration Statement as filed with the Securities and Exchange Commission (File No. 333-18709))

         10.14 Letter to Barry Feld from the Registrant, dated December 19, 1996 (Incorporated by reference to the Company's S-2 Registration Statement as filed with the Securities and Exchange Commission (File No. 333-18709))

         10.15 Letter to Donald M. Gleklen from the Registrant, dated December 19, 1996 (Incorporated by reference to the Company's S-2 Registration Statement as filed with the Securities and Exchange Commission (File No. 333-18709))

         10.16 Letter to Mesirow Capital Partners II, III, IV, V, and VI from the Registrant, dated December 19, 1996 (Incorporated by reference to the Company's S-2 Registration Statement as filed with the Securities and Exchange Commission (File No. 333-18709))

         10.17 Letter to Ronald E. Weinberg from the Registrant, dated January 17, 1997 (Incorporated by reference to the Company's S-2 Registration Statement as filed with the Securities and Exchange Commission (File No. 333-18709))

         10.18 Amendment to Employment Agreement between Ronald E. Weinberg and the Registrant, dated January 1, 1997 (Incorporated by reference to the Company's S-2 Registration Statement as filed with the Securities and Exchange Commission (File No. 333-18709))

         10.19 Amendment to Employment Agreement between Barry J. Feld and the Registrant, dated January 1, 1997 (Incorporated by reference to the Company's S-2 Registration Statement as filed with the Securities and Exchange Commission (File No. 333-18709))

         10.20 Loan Agreement between KeyBank National Association and the Registrant, dated August 1, 1997

         10.21 Security Agreement executed by the Registrant for the benefit of KeyBank National Association, for $3.0 million, dated August 1, 1997

         10.22 Security Agreement executed by the Registrant for the benefit of KeyBank National Association, for $2.0 million, dated August 1, 1997

         10.23 Cross-Default and Cross-Collateralization Agreement between KeyBank National Association and the Registrant, Dated August 1, 1997

         10.24 Revolving Note between KeyBank National Association and the Registrant, dated August 1, 1997 (Incorporated by reference to the Form 8-K filed by the Company on September 4, 1997)

         10.25 Term Note between KeyBank National Association and the Registrant, dated August 1, 1997 (Incorporated by reference to the Form 8-K filed by the Company on September 4, 1997)

         21.1     Subsidiaries of the Registrant

         23.1     Consent of Price Waterhouse LLP

         24.1 Reference is made to the Signatures section of this Report for the Power of Attorney contained therein

SIGNATURES

           Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW WEST EYEWORKS, INC.

By: /s/ Ronald E. Weinberg                             Dated:  March 26, 1998
    -------------------------------------------------------------
      Ronald E. Weinberg, Chairman of the Board

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


/s/ Ronald E. Weinberg                                                     Dated:  March 26, 1998
    -----------------------------------------------------------------
    Ronald E. Weinberg, Chairman of the Board, Treasurer and Director


/s/ Barry Feld                                                             Dated:  March 26, 1998
    -----------------------------------------------------------------
    Barry Feld, Chief Executive Officer, President and Director
    (principal executive officer)


/s/ Darius J. DiTallo                                                      Dated: March 26, 1998
    -----------------------------------------------------------------
    Darius J. DiTallo, Vice President - Finance & Administration
    (principal financial and accounting officer)


/s/ Byron S. Krantz                                                        Dated:  March 26, 1998
    -----------------------------------------------------------------
    Byron S. Krantz, Secretary and Director


/s/ Donald M. Gleklen                                                      Dated:  March 26, 1998
    -----------------------------------------------------------------
    Donald M. Gleklen, Director


/s/ Larry I. Pollock                                                       Dated:  March 26, 1998
    -----------------------------------------------------------------
    Larry I. Pollock, Director


/s/ William P. Sutter, Jr.                                                 Dated:  March 26, 1998
    -----------------------------------------------------------------
    William P. Sutter, Jr., Director


/s/ Norman C. Harbert                                                      Dated:   March 26, 1998
    -----------------------------------------------------------------
    Norman C. Harbert, Director

                        Report of Independent Accountants


To the Board of Directors and Shareholders of New West Eyeworks, Inc.

In our opinion, the consolidated financial statements and schedule listed in the index appearing under Item 14(a) 1 and 2 present fairly, in all material respects, the financial position of New West Eyeworks, Inc. and its subsidiaries at December 27, 1997 and December 28, 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP
Phoenix, Arizona
March 6, 1998

                            NEW WEST EYEWORKS, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                  December 27,      December 28,
                                                                      1997              1996

                                                                  ------------       ------------
                                     ASSETS
Current Assets:
 Cash and cash equivalents                                         $    577,000       $    256,000
 Accounts receivable, net                                             1,741,000          1,304,000
 Inventory                                                            3,519,000          3,190,000
 Deferred tax assets                                                    579,000
 Other current assets                                                   400,000            309,000
                                                                   ------------       ------------

        Total current assets                                          6,816,000          5,059,000

Property and equipment, net                                           9,108,000          7,518,000
Goodwill, net                                                           416,000            506,000
Other assets                                                             12,000             44,000
                                                                   ------------       ------------
        Total assets                                               $ 16,352,000       $ 13,127,000
                                                                   ============       ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                                                  $  4,022,000       $  5,392,000
 Accrued expenses                                                     1,948,000          1,868,000
 Line of credit                                                          30,000          1,968,000
 Deferred warranty revenues                                             271,000            279,000
 Notes payable and capital lease obligations, current portion           338,000            320,000

 Notes payable to related party                                                            358,000
                                                                   ------------       ------------

        Total current liabilities                                     6,609,000         10,185,000
Notes payable and capital lease obligations                             291,000            516,000
                                                                   ------------       ------------
        Total liabilities                                             6,900,000         10,701,000
                                                                   ------------       ------------


Stockholders' Equity:
Series A 6% Cumulative Convertible Preferred Stock, $1,000
 par value, 3,960 shares authorized, issued and outstanding           3,960,000          3,960,000
Series B 6% Cumulative Convertible Preferred Stock, $1,000
 par value, 1,500 shares authorized, issued and outstanding           1,500,000          1,500,000
Common stock, $0.01 par value, 25,000,000 shares authorized,
 4,868,436 and 3,763,036 shares issued and outstanding at
 December 27, 1997 and December 28, 1996, respectively                   49,000             38,000
Paid-in capital                                                      15,630,000         10,100,000
Accumulated deficit                                                 (11,687,000)       (13,172,000)
                                                                   ------------       ------------
      Total stockholders' equity                                      9,452,000          2,426,000
                                                                   ------------       ------------
      Total liabilities and stockholders' equity                   $ 16,352,000       $ 13,127,000
                                                                   ============       ============

  The accompanying notes are an integral part of these consolidated financial statements.

                             NEW WEST EYEWORKS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                                    Fiscal Year Ended
                                                   --------------------------------------------------


                                                   December 27,      December 28,        December 30,
                                                       1997               1996               1995
                                                   --------------------------------------------------
Net sales ...................................      $ 49,212,000       $ 43,940,000       $ 40,033,000
Cost of sales ...............................        24,253,000         21,719,000         20,352,000
                                                   ------------       ------------       ------------
   Gross profit .............................        24,959,000         22,221,000         19,681,000

Selling, general and administrative expenses         23,641,000         21,173,000         21,667,000
                                                   ------------       ------------       ------------


Operating income (loss) .....................         1,318,000          1,048,000         (1,986,000)

Interest income .............................            66,000                                12,000
Interest expense ............................           122,000            216,000             51,000
                                                   ------------       ------------       ------------


Income (loss) before income tax expense .....         1,262,000            832,000         (2,025,000)

Income tax benefit (expense) ................           547,000            (30,000)
                                                   ------------       ------------       ------------

Net income (loss) ...........................         1,809,000            802,000         (2,025,000)

Preferred stock dividends ...................          (324,000)          (328,000)          (329,000)
                                                   ------------       ------------       ------------

Net income (loss) applicable to common shares      $  1,485,000       $    474,000       $ (2,354,000)
                                                   ============       ============       ============
Basic and diluted income (loss) per share ...      $       0.31       $       0.13       $      (0.63)
                                                   ============       ============       ============

Weighted average shares outstanding - Basic .         4,717,000          3,763,000          3,763,000
Weighted average shares outstanding - Diluted         4,785,000          3,786,000          3,763,000

  The accompanying notes are an integral part of these consolidated financial statements.

                            NEW WEST EYEWORKS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                      Shares                                             Amounts
                               --------------------     -------------------------------------------------------------------------
                                                                                       Paid-in       Accumulated
                               Preferred    Common       Preferred      Common         Capital         Deficit            Total
                                 -----     ---------      ---------     ------        ----------      -----------       ---------
BALANCES AT DECEMBER 31, 1994    5,460     3,763,036     $5,460,000    $38,000      $ 10,070,000     $(11,292,000)    $ 4,276,000

Preferred stock dividends                                                                                (329,000)       (329,000)

Net loss                                                                                               (2,025,000)     (2,025,000)
                                 -----     ---------     ----------    -------      ------------     ------------     -----------
BALANCES AT DECEMBER 30, 1995    5,460     3,763,036      5,460,000     38,000        10,070,000      (13,646,000)      1,922,000

Issuance of warrants                                                                      30,000                           30,000

Preferred stock dividends                                                                                (328,000)       (328,000)

Net income                                                                                                802,000         802,000
                                 -----     ---------     ----------    -------      ------------     ------------     -----------
BALANCES AT DECEMBER 28, 1996    5,460     3,763,036      5,460,000     38,000        10,100,000      (13,172,000)      2,426,000


Common stock issued                         1,105,400                   11,000         5,530,000                        5,541,000

Preferred stock dividends                                                                                (324,000)       (324,000)

Net income                                                                                              1,809,000       1,809,000
                                 -----     ---------     ----------    -------      ------------     ------------     -----------
BALANCES AT DECEMBER 27, 1997    5,460      4,868,436    $5,460,000    $49,000      $ 15,630,000     $(11,687,000)    $ 9,452,000
                                 =====      =========     =========     ======      ============     =============      =========


  The accompanying notes are an integral part of these consolidated financial statements.

                             NEW WEST EYEWORKS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                             Fiscal Year Ended
                                                          --------------------------------------------------

                                                          December 27,       December 28,       December 30,
                                                              1997               1996               1995
                                                          ------------       ------------       ------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income (loss)                                         $  1,809,000       $    802,000       $ (2,025,000)
   Adjustments to reconcile net income (loss) to
   net cash from (used in) operating activities:
      Depreciation and amortization                          1,505,000          1,229,000          1,048,000
      Loss on disposal of fixed assets                           2,000                                65,000
      Income tax benefit                                      (579,000)
   Changes in assets and liabilities:
      Accounts receivable                                     (437,000)          (305,000)          (124,000)
      Inventory                                               (329,000)           (58,000)          (281,000)
      Other current assets                                     (91,000)          (231,000)            52,000
      Accounts payable                                      (1,370,000)          (363,000)         1,696,000
      Accrued expenses                                          80,000         (1,228,000)           603,000
      Deferred warranty revenues                                (8,000)           (69,000)          (240,000)
      Other assets and liabilities                              32,000            (57,000)           (72,000)
                                                          ------------       ------------       ------------

   Net cash from (used in) operating activities                614,000           (280,000)           722,000
                                                          ------------       ------------       ------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
   Purchase of property and equipment                       (2,864,000)        (1,459,000)        (1,532,000)
                                                          ------------       ------------       ------------

    Net cash (used in) investing activities                 (2,864,000)        (1,459,000)        (1,532,000)
                                                          ------------       ------------       ------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
      Proceeds from the revolving line of credit             8,136,000         24,050,000
      Payment on the revolving line of credit              (10,074,000)       (22,082,000)
      Proceeds from the bridge loans                                            1,050,000
      Payment of bridge loans                                 (358,000)          (700,000)
      Proceeds from capital leases                                                                   505,000
      Payment of capital leases                               (350,000)          (236,000)          (208,000)
      Payment of preferred stock dividends                    (324,000)          (328,000)          (246,000)
      Net proceeds from common stock offering                5,541,000
                                                          ------------       ------------       ------------

   Net cash from financing activities                        2,571,000          1,754,000             51,000
                                                          ------------       ------------       ------------

NET INCREASE (DECREASE) IN CASH and CASH EQUIVALENTS           321,000             15,000           (759,000)

CASH and CASH EQUIVALENTS, beginning of year                   256,000            241,000          1,000,000
                                                          ------------       ------------       ------------

CASH and CASH EQUIVALENTS, end of year                    $    577,000       $    256,000       $    241,000
                                                          ============       ============       ============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid ...................................      $    122,000       $    208,000       $     51,000
   Income taxes paid ...............................      $     25,000       $     30,000
   Assets acquired under capital lease .............      $    141,000       $    524,000

  The accompanying notes are an integral part of these consolidated financial statements.

                             NEW WEST EYEWORKS, INC.

NOTE 1 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES:

New West Eyeworks, Inc. (the Company) is a leading specialty retailer of eyewear, operating under the trade names "Vista Optical" and "Lee Optical." The Company operates value-priced optical stores in thirteen states. These stores are located in malls, strip shopping centers and Fred Meyer host stores. The Company operates optical laboratory and distribution facilities in Tempe, Arizona and near Portland, Oregon.

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

PRINCIPLES OF CONSOLIDATION

The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

FISCAL YEAR

The Company's fiscal year ends on the last Saturday of the calendar year. References to the year 1997, 1996, and 1995 relate to the fiscal years ended December 27, 1997, December 28, 1996, and December 30, 1995, each of which consisted of 52 weeks.

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

ADVERTISING COSTS

The Company expenses advertising production costs in the period in which the related advertisement first takes place. Advertising communication costs such as television air time and newspaper advertising space are expensed as the related services are received. All other costs are expensed as incurred. Advertising expenses totaled $4,228,000, $3,576,000, and $4,136,000, for the years 1997,
1996, and 1995, respectively.

                            NEW WEST EYEWORKS, INC.

CASH AND CASH EQUIVALENTS

The Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE

Accounts receivable are primarily comprised of amounts due from insurance and managed care plans on sales where the Company has contractual arrangements or has accepted an assignment of insurance benefits from the customer. The reported balance is net of an allowance for doubtful accounts of $159,000 and $139,000 at December 27, 1997, and December 28, 1996, respectively.

INVENTORY AND COST OF SALES

Inventory primarily consists of the direct material cost of eyeglass frames, contact lenses, ophthalmic lenses and optical laboratory supplies and is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Cost of sales includes the cost of merchandise sold during the year, optical laboratory costs directly related to manufacturing eyeglasses, store occupancy expenses, and depreciation expense relating to store and optical laboratory fixtures and equipment.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets which range from five to ten years. Major improvements are capitalized while repairs which do not extend the useful life of the asset are expensed.

GOODWILL

Goodwill represents the cost in excess of the net assets of a business acquired and is being amortized for financial statement purposes on a straight-line basis over a period of fifteen years. The reported balance is net of accumulated amortization of $849,000 and $759,000 at December 27, 1997, and December 28, 1996 respectively. The Company evaluates the possibility of goodwill impairment when events or changes in economic circumstances indicate that the related carrying amount may not be recoverable.

ACCOUNTS PAYABLE

Accounts payable includes $641,000 at December 27, 1997 and $644,000 at December 28, 1996 relating to the reclassification of book overdrafts.

STOCK COMPENSATION

The Company measures compensation expense related to employee stock options using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25) and related interpretations.

                            NEW WEST EYEWORKS, INC.

INCOME TAXES

The Company accounts for income taxes using the liability method, recognizing temporary differences between the financial reporting basis of the Company's assets and liabilities and the related income tax basis for such assets and liabilities. This method generates a net deferred income tax liability or a net deferred income tax asset for the Company as of the end of the year, as measured by the statutory tax rates in effect as enacted. The Company derives its deferred income tax charge or benefit by recording the change in the net deferred income tax liability or net deferred income tax asset balance for the year.

The Company's deferred income tax assets include certain future tax benefits. The Company records a valuation allowance against the portion of these deferred income tax assets which it believes it will more likely than not fail to realize.

EARNINGS PER SHARE

In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS No. 128). Basic earnings per share is computed by dividing income applicable to common shares by the weighted average number of common shares outstanding for the year. Diluted earnings per share is similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. Adoption of SFAS No. 128 did not effect the Company's previously reported income (loss) per share computations for years subsequent to its initial public offering. The following table presents a reconciliation of the basic and diluted earnings per share calculations:

                                           1997            1996               1995
                                       -----------      -----------       -----------
Basic earnings per share:
Numerator:
  Net income (loss) applicable
  to common shares                     $ 1,485,000      $   474,000       $(2,354,000)
                                       -----------      -----------       -----------
Denominator:
  Weighted average common shares
  outstanding                            4,717,000        3,763,000         3,763,000
                                       -----------      -----------       -----------

Basic earnings (loss) per share        $      0.31      $      0.13       $     (0.63)
                                       ===========      ===========       ===========
Diluted earnings per share:
  Numerator:
   Net income (loss) applicable
    to common shares                   $ 1,485,000      $   474,000       $(2,354,000)
                                       -----------      -----------       -----------
Denominator:
   Weighted average common shares
    outstanding                          4,717,000        3,763,000         3,763,000
   Weighted average employee stock
    options                                 68,000           23,000              --
                                       -----------      -----------       -----------

                                         4,785,000        3,786,000         3,763,000
                                       -----------      -----------       -----------
Diluted earnings per share             $      0.31      $      0.13       $     (0.63)
                                       ===========      ===========       ===========

                            NEW WEST EYEWORKS, INC.

NOTE 2 - PROPERTY, EQUIPMENT AND LEASES:

Property and equipment consists of the following:

                                       December 27,        December 28,
                                           1997                1996
                                       ------------       ------------
Store fixtures and equipment           $ 13,796,000       $ 11,549,000
Laboratory fixtures and equipment         2,286,000          2,100,000
Other fixtures and equipment              2,717,000          2,558,000
Building and improvements                   686,000            641,000
Construction in progress                    188,000
                                       ------------       ------------
                                         19,673,000         16,848,000
Less:  accumulated depreciation         (10,565,000)        (9,330,000)
                                       ------------       ------------

                                       $  9,108,000       $  7,518,000
                                       ============       ============

The Company leases substantially all of its store facilities under operating leases which expire at various dates through 2002. Certain leases require payment of property taxes, utilities, common area maintenance and insurance as well as additional rent if sales exceed specified amounts. Total rent expense incurred during 1997, 1996, and 1995 approximated $6,069,000, $5,493,000, and
$5,000,000, respectively, including additional rent expense of $1,192,000, $1,045,000, and $889,000, respectively. At December 27, 1997, future minimum annual rental commitments under noncancelable operating leases were as follows:

             1998                         $   3,820,000
             1999                             3,184,000
             2000                             2,455,000
             2001                             2,016,000
             2002                             1,554,000
             Thereafter                       3,109,000
                                          -------------
                                          $  16,138,000
                                          =============


NOTE 3 - LINE OF CREDIT:

The Company entered into a new $3.0 million revolving line of credit agreement and a $2.0 million term loan agreement with a major national bank in August 1997. The revolving line of credit matures on August 1, 1999, and is secured by the Company's inventory, accounts receivable, and general intangibles. The revolving line of credit bears interest at a rate of prime plus one-eighth percent (8.625% at December 27, 1997) or, at the Company's option, a rate equal to the then current London Interbank Offered Rate ("LIBOR") for the term selected by the Company plus 2.35% on any principal outstanding; interest is payable on a monthly basis. The Company may request advances on the term loan until August 1, 1998, at which time the balance will be amortized over a 48 month period. The term loan is secured by the Company's property and equipment, and bears interest at a rate of prime plus one-half percent or, at the Company's option, a rate equal to LIBOR for the term selected by the Company plus 2.75% on any principal outstanding. At December 27, 1997, $30,000 was outstanding on the revolving line of credit while no amounts were outstanding under the term loan.

                            NEW WEST EYEWORKS, INC.

The Company entered into a $2.0 million revolving line of credit with a bank in June 1996. The revolving line of credit matured on May 31, 1997, and was secured by substantially all of the Company's assets, including the Company's executive office building and optical laboratory in Tempe, Arizona, but excluding furniture, fixtures, and equipment. The Company repaid the line of credit borrowings with a portion of the proceeds from its February 1997 common stock offering described in Note 5.

NOTE 4 - NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS:

Notes payable, and capital lease obligations consist of the following:

                                   December 27,    December 28,
                                      1997            1996
                                   ----------      ----------
Capital lease obligations          $  629,000      $  836,000

Notes payable - related party                         358,000
                                   ----------      ----------

Total debt                            629,000       1,194,000

Less:  current portion                338,000         678,000
                                   ----------      ----------

Total long-term debt               $  291,000      $  516,000
                                   ==========      ==========

In early 1996, the Company entered into two bridge loans with Mesirow Capital Partners VI, a common and preferred stockholder, and Ronald E. Weinberg, Chairman of the Board, totaling $700,000 to fund the Company's expansion and advertising needs. The loans bore interest at an annual rate of 15% and were secured by a deed of trust on the Company's executive office building and optical laboratory facility in Tempe, Arizona. The bridge loans were retired with the proceeds of the former revolving line of credit described in Note 3.

In December 1996, the Company entered into a bridge loan for $350,000 with The Second National Bank of Warren (Ohio). The loan was scheduled to mature on June 2, 1997 and bore interest at a rate equal to the lending bank's prime rate plus 1.5% per annum, payable upon maturity. The loan was guaranteed by Mr. Weinberg and Mr. Feld agreed to share in the guaranty. The Company paid Mr. Weinberg and Mr. Feld a total of $7,500 in exchange for their guaranty of the loan. Norman C. Harbert, a director of the Company, is also a director of Second Bancorp Inc., the parent holding company of the Second National Bank of Warren (Ohio). The Bridge Loan was retired with a portion of the proceeds from the February 1997 common stock offering described in Note 5.

                            NEW WEST EYEWORKS, INC.

NOTE 5 - STOCKHOLDERS' EQUITY:

In February 1997, the Company completed a public offering (the "Offering") of 1,505,400 shares of its common stock, including shares sold upon the exercise of the underwriters' over allotment option. Gross proceeds, direct costs, and net proceeds of this Offering totaled approximately $6,626,000, $1,085,000, and $5,541,000, respectively. Of the shares sold, 400,000 shares were sold by selling stockholders. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

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

NOTE 6 - COMMON STOCK OPTIONS AND WARRANTS:

In October 1993, the Company established the New West Eyeworks Stock Option Plan under which certain eligible employees and directors of the Company may receive awards in the form of stock options. Certain stock options become exercisable on the date the Company achieves annual earnings per share targets while others become exercisable immediately or over a multi-year period with the options vesting ratably during that period. The exercise price is generally equal to the fair market price of the Company's common stock on the date of the grant. The stock option exercise period may not exceed ten years from the date of grant.

                            NEW WEST EYEWORKS, INC.

A summary of the status of the Company's Stock Option Plan as of December 27, 1997, December 28, 1996, and December 30, 1995 and changes during the years ended is presented below:

                                              1997                       1996                      1995
                                     ------------------------  -----------------------   ----------------------

                                                    Weighted                  Weighted                 Weighted
                                                     Average                   Average                 Average
                                                    Exercise                  Exercise                 Exercise
                                       Shares        Price       Shares        Price       Shares       Price
                                     ------------------------  -----------------------   ----------------------
Options outstanding at
beginning of year                      143,500       $5.56       131,500       $5.89       108,500       $7.00
 Granted                               159,000       $6.75        53,000       $4.25        99,500       $4.10
 Exercised
 Forfeited                              (7,000)      $4.75       (41,000)      $5.00       (76,500)      $4.99
                                      ----------------------  --------------------------  ----------------------
Options outstanding at
 end of year                           295,500       $6.29       143,500       $5.56       131,500       $5.89
                                      ======================  ==========================  ======================


Options exercisable at end of
 year
                                       163,600       $6.31        77,000       $6.90        86,500       $7.00


Weighted-average fair value of
 options granted during the year                     $3.61                     $2.12                     $2.17



The following table summarizes information about the stock options granted during 1997, 1996, and 1995 which are outstanding at December 27, 1997:


                                   Weighted          Weighted                  Weighted
    Range of                       Average           Average                    Average
    Exercise        Options        Remaining         Exercise        Options    Exercise
     Prices       Outstanding    Contract Life       Price        Exercisable    Price
---------------   -----------    ---------------    ---------    -----------  ----------
   $3.44-$4.63        64,500      7.2-8.2 years     $  4.14          6,600     $  4.63
   $5.50-$7.00       189,000      6.0-9.1 years     $  6.31        157,000     $  6.38
   $      9.50        42,000          9.8 years     $  9.50            --          --
                  -----------                                     -----------
                     295,500                                       163,600

For purposes of determining the weighted average fair market value of the options granted during the year, the Company used the Black-Scholes option-pricing model with the following weighted average assumptions:

                                         1997              1996         1995
                                         -----------------------------------
    Expected dividend yield              0%              0%             0%
    Expected stock price volatility      50%             50%            50%
    Risk free interest rate              4.6%            5.3%           7.1%
    Expected option life                 5 years         5 years        5 years

                            NEW WEST EYEWORKS, INC.

In accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company applies APB 25 and related interpretations in accounting for its stock option plan and, accordingly, does not recognize compensation expense. If the Company had elected to recognize compensation expense based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and earnings per share (basic and diluted) for 1997 would have been reduced by approximately $170,000 and $0.04, respectively. Similar pro forma disclosures for 1996 and 1995 have not been presented as the effect of such pro forma adjustments is not material.

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

In exchange for the guarantee of the Company's obligations under its former line of credit by certain officers and shareholders, the Company issued warrants to them to purchase, in the aggregate, 50,000 shares of the Company's common stock at a price per share of $6.11, subject to customary anti-dilution adjustments. The value of the warrants, which was determined by independent valuation to be $0.57 per share, is reflected on the December 28, 1996 balance sheet in other assets and paid-in capital and was amortized to expense in 1997, concurrent with the termination of the revolving line of credit.

                            NEW WEST EYEWORKS, INC.

NOTE 7 - INCOME TAXES:

Income tax (expense) benefit is comprised of the following:

                                    1997            1996        1995
                                 ---------       ---------    --------
Current (expense) benefit:
  Federal                        $ (32,000)      $ (30,000)      --
  State                               --              --         --
                                 ---------       ---------    --------

    Total                          (32,000)        (30,000)      --
                                 ---------       ---------    --------

Deferred (expense) benefit:
  Federal                          521,000            --         --
   State                            58,000            --         --
                                 ---------       ---------    --------

    Total                          579,000            --         --
                                 ---------       ---------    --------

Total (expense) benefit          $ 547,000       $ (30,000)      --
                                 =========       =========    ========

Deferred tax assets are comprised of the following:

                                          December 27,      December 28,
                                              1997              1996
                                          -----------       -----------
    Net operating loss carryforwards      $ 2,297,000       $ 2,873,000
    Employee benefits                         289,000           244,000
    Deferred warranty revenues                108,000           112,000
    Other                                     317,000           306,000
                                          -----------       -----------

   Deferred tax assets                      3,011,000         3,535,000
   Less: valuation allowance               (2,432,000)       (3,535,000)
                                          -----------       -----------

Net deferred tax assets                   $   579,000       $      --
                                          ===========       ===========

                            NEW WEST EYEWORKS, INC.

Income tax (expense) benefit differs from the amount determined by applying the U.S. statutory federal tax rate of 34% to income (loss) before income tax (expense) benefit as a result of the following:

                                               1997              1996             1995
                                           -----------       -----------       ------------

Expected income tax (expense) benefit      $  (429,000)        $(283,000)      $   689,000
Nondeductible expenses                         (49,000)          (56,000)          (38,000)
(Increase) decrease in valuation             1,025,000           309,000          (651,000)
allowance
                                           -----------       -----------       ------------

Income tax (expense) benefit               $   547,000       $   (30,000)      $      --
                                           ===========       ===========       =============


The Company increased its valuation allowance in 1995 due to the net operating loss (NOL) incurred during the year coupled with the lack of sustained historical profitability. In 1996, the Company returned to profitability and reduced its valuation allowance as it was able to substantially offset taxable income generated during the year with existing NOL carryforwards. The Company further reduced its valuation allowance in 1997 because of its ability to once again substantially offset taxable income generated during the year as well as the Company's belief that it will be able to realize a portion of its remaining deferred tax assets. The Company will consider further reduction to or elimination of the remaining valuation allowance as profitable operations continue.

As of December 27, 1997, the Company had NOL carrryforwards of $5.7 million and $4.9 million for regular tax and alternative minimum tax purposes, respectively, which begin to expire in 2006. The Company also has nonexpiring alternative minimum tax credit carryforwards of $79,000 available to offset future regular taxes.

NOTE 8 - EMPLOYEE BENEFIT PLAN:

The Company established the New West Eyeworks, Inc. Profit Sharing and 401(k) Savings Plan (the Plan) for the benefit of employees (participants) who meet certain age and eligibility requirements. The Plan provides for discretionary profit sharing contributions as well as employer matching contributions on participants' pre-tax savings deferrals. A profit sharing contribution was not made in 1997, 1996 or 1995; however, employer matching contributions approximated $106,000, $90,000, and $97,000 in 1997, 1996 and 1995,
respectively.

NOTE 9 - RELATED PARTY TRANSACTIONS:

The Company is a party to an expense sharing arrangement whereby it pays an entity owned by an officer of the Company for certain services provided by such entity for the Company and as reimbursement for certain expenses incurred directly on behalf of the Company. The

                            NEW WEST EYEWORKS, INC.

aggregate amount of the payments by the Company to such entity, including expenses incurred directly on behalf of the Company, were approximately $137,000, $109,000, and $136,000 in 1997, 1996 and 1995, respectively.

A director of the Company is a partner in a law firm which provides legal services to the Company. The aggregate amount of expense included in 1997 and 1996 for services provided to the Company by this entity amount to $173,000 and $158,000, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES:

From time to time, the Company is involved in legal matters which are incidental to its operations. In the opinion of management, the ultimate resolution of these matters is not anticipated to have a material adverse effect on the Company's financial condition or results of operations.

VALUATION AND QUALIFYING ACCOUNTS

SCHEDULE II


                                                          Charged to
                                        Balance at        costs and                       Balance at
        Description                 beginning of year      expenses       Deductions      end of year
------------------------------------------------------------------------------------------------------
         1995

Allowance for doubtful accounts       $   186,000      $   143,000      $  (169,000)      $   160,000
Deferred tax valuation allowance      $ 3,194,000      $   880,000      $                 $ 4,074,000

        1996

Allowance for doubtful accounts       $   160,000      $    65,000      $   (86,000)      $   139,000
Deferred tax valuation allowance      $ 4,074,000      $                $  (539,000)      $ 3,535,000

        1997

Allowance for doubtful accounts       $   139,000      $   263,000      $  (243,000)      $   159,000
Deferred tax valuation allowance      $ 3,535,000      $                $(1,103,000)      $ 2,432,000

                             NEW WEST EYEWORKS, INC.


EXHIBIT INDEX

Exhibit      Description
-------      -----------
10.20        Loan Agreement between KeyBank National Association and the Registrant, dated  August 1, 1997

10.21        Security Agreement executed by the Registrant for the benefit of KeyBank
             National Association, for $3.0 million, dated August 1, 1997

10.22        Security Agreement executed by the Registrant for the benefit of KeyBank
             National Association, for $2.0 million, dated August 1, 1997

10.23        Cross-Default and Cross-Collateralization Agreement between KeyBank National
             Association and the Registrant, Dated August 1, 1997

21.1         Subsidiaries of the Registrant

23.1         Consent of Price Waterhouse LLP

24.1 Reference is made to the Signatures section of this Report for the Power of Attorney contained therein

27.1         Financial Data Schedule for Period Ended 12-27-97

27.2         Restated Financial Data Schedule for the Interim periods of 1997

27.3         Restated Financial Data Schedule for the Interim Periods of 1996

27.4         Restated Financial Data Schedule for the fiscal year ended 12-28-1996