Form 10-Q
period 1998-03-28
NEW WEST EYEWORKS INC
filed 1998-05-12
CIK 914538

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 28, 1998

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, $0.01 par value:  4,872,436 (as of May 1, 1998)

                             NEW WEST EYEWORKS, INC.

INDEX                                                                      Page

PART I -- FINANCIAL INFORMATION............................................ 3

Item 1.  Financial Statements.............................................. 3

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations......................................7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk....... 12

PART II -- OTHER INFORMATION...............................................12

Item 1.  Legal Proceedings.................................................12

                             NEW WEST EYEWORKS, INC.



                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEET

                                       ASSETS                                 MARCH 28,      DECEMBER 27,
                                                                               1998             1997
                                                                            -----------      ------------
                                                                            (Unaudited)
Current Assets:
   Cash and cash equivalents                                                $   172,000      $   577,000
   Accounts receivable, net                                                   2,347,000        1,741,000
   Inventory                                                                  4,486,000        3,519,000
   Deferred tax assets                                                          363,000          579,000
   Other current assets                                                         255,000          400,000
                                                                            -----------      -----------

        Total current assets                                                  7,623,000        6,816,000

Property and equipment, net                                                  10,053,000        9,108,000
Goodwill                                                                        394,000          416,000
Other assets                                                                     12,000           12,000
                                                                            -----------      -----------

        Total assets                                                        $18,082,000      $16,352,000
                                                                            ===========      ===========


                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                         $  4,888,000       $  4,022,000
   Accrued expenses                                                            1,918,000          1,948,000
   Line of credit                                                                666,000             30,000
   Deferred warranty revenues                                                    287,000            271,000
   Notes payable and capital lease obligations, current portion                  291,000            338,000
                                                                            ------------       ------------

        Total current liabilities                                              8,050,000          6,609,000

Notes payable and capital lease obligations                                      240,000            291,000
                                                                            ------------       ------------

        Total liabilities                                                      8,290,000          6,900,000
                                                                            ------------       ------------


Stockholders' Equity:
   Series A 6% Cumulative Convertible Preferred Stock, $1,000
      par value, 3,960 shares authorized, issued and outstanding               3,960,000          3,960,000
   Series B 6% Cumulative Convertible Preferred Stock, $1,000
      par value, 1,500 shares authorized, issued and outstanding               1,500,000          1,500,000
   Common Stock, $0.01 par value, 25,000,000 shares authorized,
      4,870,436 and 4,868,436 issued and outstanding at March 28, 1998
      and December 27, 1997, respectively                                         49,000             49,000
   Paid-in capital                                                            15,641,000         15,630,000
   Accumulated deficit                                                       (11,358,000)       (11,687,000)
                                                                            ------------       ------------

        Total stockholders' equity                                             9,792,000          9,452,000
                                                                            ------------       ------------

        Total liabilities and stockholders' equity                          $ 18,082,000       $ 16,352,000
                                                                            ============       ============


The accompanying notes are an integral part of these consolidated financial statements.

                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                                               THREE MONTHS ENDED
                                                                  ----------------------------------------
                                                                                    (Unaudited)

                                                                      MARCH 28,                MARCH 29,
                                                                       1998                       1997
                                                                  --------------             -------------
Net sales                                                            $13,727,000             $12,791,000
Cost of sales                                                          6,638,000               6,122,000
                                                                     -----------             -----------
   Gross profit                                                        7,089,000               6,669,000

Selling, general and administrative expenses                           6,436,000               5,976,000
                                                                     -----------             -----------
Operating income                                                         653,000                 693,000

Interest income                                                                                   13,000
Interest expense                                                          27,000                  53,000
                                                                     -----------             -----------
Income before income tax expense                                         626,000                 653,000
Income tax expense                                                       216,000                  20,000
                                                                     -----------             -----------
Net income                                                               410,000                 633,000
Preferred stock dividends                                                 81,000                  81,000
                                                                     -----------             -----------
Net income applicable to common shares                               $   329,000             $   552,000
                                                                     ===========             ===========
Basic and diluted income per share                                   $      0.07             $      0.13
                                                                     ===========             ===========

Weighted average shares outstanding - Basic                            4,870,000               4,262,000

Weighted average shares outstanding - Diluted                          4,979,000               4,304,000


The accompanying notes are an integral part of these consolidated financial statements.

                                        CONSOLIDATED STATEMENT OF CASH FLOWS

                                                               THREE MONTHS ENDED
                                                               ------------------
                                                                  (Unaudited)

                                                           MARCH 28,          MARCH 29,
                                                             1998                1997
                                                           ---------          ---------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
   Net income                                           $    410,000         $   633,000
   Adjustments to reconcile net income to
   net cash from (used in) operating activities:
     Depreciation and amortization                           472,000             378,000
     Deferred income taxes                                   216,000
     Loss on disposal of fixed assets                         10,000
     Changes in assets and liabilities:
        Accounts receivable                                 (606,000)           (210,000)
        Inventory                                           (967,000)           (627,000)
        Other current assets                                 145,000             256,000
        Accounts payable                                     866,000          (1,405,000)
        Accrued expenses                                     (30,000)            327,000
        Deferred warranty revenues                            16,000              (6,000)
        Other assets and liabilities                                              15,000
                                                        ------------         -----------

   Net cash from (used in) operating activities              532,000            (639,000)
                                                        ------------         -----------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
     Purchase of property and equipment                   (1,405,000)           (388,000)
                                                        ------------         -----------

   Net cash used in investing activities                  (1,405,000)           (388,000)
                                                        ------------         -----------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
     Proceeds from revolving line of credit               14,134,000           5,126,000
     Payments on revolving line of credit                (13,498,000)         (7,094,000)
     Payment of bridge loan                                                     (358,000)
     Payment of capital leases                               (98,000)            (78,000)
     Payment of preferred stock dividends                    (81,000)            (83,000)
     Net proceeds from common stock offering                                   5,583,000
     Exercise of stock options                                11,000
                                                        ------------         -----------
   Net cash from financing activities                        468,000           3,096,000
                                                        ------------         -----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                         (405,000)          2,069,000
                                                        ------------         -----------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               577,000             256,000
                                                        ------------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                $    172,000         $ 2,325,000
                                                        ============         ===========


The accompanying notes are an integral part of these consolidated financial statements.

                             NEW WEST EYEWORKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL INFORMATION

1. The unaudited consolidated financial information presented herein has been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and does not include all of the information and note disclosures required by generally accepted accounting principles. Therefore, this information should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K of New West Eyeworks, Inc. (the "Company") for the year ended December 27, 1997. This information reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. These adjustments are of a normal and recurring nature.

2. The results of operations for the period ended March 28, 1998 are not necessarily indicative of the results to be expected for the full year.

3. In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS No. 128). Basic earnings per share is computed by dividing income applicable to common shares by the weighted average number of common shares outstanding for the year. Diluted earnings per share is similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares (i.e., stock options and warrants) had been issued using the treasury stock method.

       In March 1998, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1, which must be adopted no later than January 1, 1999, requires that preliminary project costs and post implementation costs be expensed as incurred while costs incurred in application development should be capitalized and amortized over the application's estimated useful life. The Company does not believe that the implementation of SOP 98-1 will have a significant impact on its financial position or results of operations.

       In April 1998, AcSEC also issued SOP 98-5, Reporting on the Costs of Start-up Activities, which requires that all costs incurred in start-up activities be expensed as incurred. The implementation of SOP 98-5, which is also required no later than January 1, 1999, will not impact the Company's financial position or results of operations due to its long-standing policy of expensing such costs, including new store opening costs, as incurred.

4. In February 1997, the Company completed a public offering (the "Offering") of 1,505,400 shares of its common stock, including shares sold upon the exercise of the underwriters' over allotment option. Gross proceeds, direct costs, and net proceeds of this Offering totaled approximately $6,626,000, $1,085,000, and $5,541,000, respectively. Of the shares sold, 400,000 shares were sold by selling stockholders. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Unless otherwise stated, references in this report to the first quarter of 1998 and 1997 relate to the periods ended March 28, 1998 and March 29, 1997.

OVERVIEW

         The Company's everyday value-pricing strategy features its "signature" price point for a wide selection of quality, brand name eyeglasses (including frame and lenses) offered at attractive, convenient locations with professional service. The Company focuses on opening new stores, primarily in malls and strip shopping centers, entering new geographic markets, improving its operating efficiency, expanding its managed optical care business and establishing the informational and operational infrastructure necessary for further expansion.

         The Company believes that the success of its value-pricing strategy is demonstrated by (1) its 25 consecutive quarters of positive comparable store sales growth, (2) a significant amount of repeat customers and referral business, and (3) the generation of operating income in 1996, 1997, and the first quarter of 1998. As of May 1, 1998, the Company operated 170 stores in 13 states.

         In the first quarter of 1998, the Company opened six stores in Florida malls, one store in a Washington mall, and one store in a Washington Fred Meyer, Inc. ("Fred Meyer") host store. The Company also closed two stores in Washington malls. As a part of the Company's strategy to expand into new geographic markets, approximately 16 of the 20 to 25 stores planned to open in 1998 will be in Florida, a new market for the Company. Opening stores in new markets, including Florida, may adversely impact profitability in the short-term. Opening new stores in markets already served by the Company may adversely impact existing store profitability and reduce comparable store sales, although the Company believes that such new stores will lead to increased sales and profitability in such markets.

         The Company believes that as incremental sales occur, from both existing stores and new stores, the operating leverage provided by its optical laboratory fixed cost structure will enhance operating margins. However, because it is the Company's accounting policy to expense opening costs as they are incurred, the Company expects that, in the short-term, its operating margins may be adversely affected by increased operating costs associated with new store openings. Costs relating to the opening of eight new stores during the first quarter of 1998 totaled $164,000, while opening costs associated with the three new stores opened during the first quarter of 1997 totaled $37,000.

         The Company's managed optical care business, Vista Eyecare Network, LLC, a wholly owned subsidiary of the Company ("Vista Eyecare Network"), is an increasingly important component of its overall business. In the first quarter of 1998, net sales generated by the Vista Eyecare Network were $3.9 million (or approximately 28.8% of net sales), a 6.3% increase over the first quarter of 1997. Vista Eyecare Network sales have a negative impact on the Company's gross profit margin because they are generally transacted at a small discount from the Company's everyday value prices, and the Company expects this negative impact to continue. There is no assurance that sales generated under Vista Eyecare Network will continue to increase at all or at the historical rates experienced by the Company.

YEAR 2000 COMPLIANCE

         Based on a preliminary study by management, the Company does not expect that material costs will be required to modify its computer information and manufacturing systems to enable proper processing of transactions relating to the year 2000 and beyond. However, the Company continues to evaluate the extent to which, if any, corrective action will be necessary. There was no amount incurred in the first quarter of 1998 for year 2000 technology.

RESULTS OF OPERATIONS

FIRST QUARTER 1998 COMPARED TO FIRST QUARTER 1997

         Net sales increased $936,000 or 7.3% to $13.7 million during the first quarter of 1998 from $12.8 million during the first quarter of 1997. The net sales increase in the first quarter of 1998 was primarily attributable to the addition of 18 net new stores since the first quarter of 1997 coupled with an increase of 1.0% in comparable store sales.

         Gross profit increased $420,000 to $7.1 million during the first quarter of 1998, a 6.3% increase over gross profit of $6.7 million during the first quarter of 1997. The gross profit margin decreased to 51.6% in the first quarter of 1998 from 52.1% in the first quarter of 1997. The decrease was primarily due to increased store occupancy costs, partially offset by an improvement related to a price increase implemented in January 1998.

         Selling, general and administrative expenses increased to $6.4 million during the first quarter of 1998 compared to $6.0 million in the first quarter of 1997. As a percentage of sales, these expenses increased slightly to 46.9% during the first quarter of 1998, from 46.7% during the first quarter of 1997. This increase was primarily due to the increased costs associated with opening eight new stores in the first quarter of 1998 compared to three new stores in the first quarter of 1997.

         Interest income decreased from $13,000 in 1997 to no interest income in 1998 due to the decreased cash balances.

         Interest expense decreased by $26,000 to $27,000 in the first quarter of 1998 from $53,000 in the first quarter of 1997, as a result of reduced indebtedness subsequent to the Offering which occurred in the first quarter of 1997.

         Income tax expense increased by $196,000 to $216,000 in the first quarter of 1998 compared to income tax expense of $20,000 in the first quarter of 1997. The effective income tax rate of 3.1% in the first quarter of 1997 was unusually low as the Company was able to substantially offset taxable income generated by reduction of a portion of the valuation allowance relating to its deferred tax assets. See "Net Operating Loss Carryforwards".

         As a result of the foregoing, net income decreased by $223,000 to $410,000 in the first quarter of 1998 from net income of $633,000 in the first quarter of 1997.

         Dividends were accrued and paid on the Company's Series A and Series B 6% cumulative convertible preferred stock in the aggregate amount of $81,000 in the first quarter of 1998 and the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company requires liquidity and working capital primarily for operations and the opening of new stores, and, to a lesser extent, management information systems and optical laboratory equipment to support store growth and improve operating efficiencies. The Company's primary sources of funds are cash flow from operations, bank loans, lease financing of equipment, and vendor trade credit.

         In early 1997, the Company completed the Offering. Net proceeds to the Company from the Offering were $5.5 million. Of the shares sold in the Offering, 400,000 shares were sold by selling stockholders. The Company did not receive any proceeds from the sale of the shares by the selling stockholders. With the proceeds, the Company accelerated its store expansion program, remodeled two stores, reduced the amount outstanding on the Company's then-existing revolving line of credit by approximately $2.0 million and retired a $350,000 bridge loan from the Second National Bank of Warren (Ohio). The line of credit matured on May 31, 1997.

         The Company entered into a new $3.0 million revolving line of credit agreement and a $2.0 million term loan agreement with a major national bank in August 1997. The revolving line of credit matures on August 1, 1999, and is secured by the Company's inventory, accounts receivable, and general intangibles. The revolving line of credit bears interest at a rate of prime plus one-eighth percent (8.625% at March 28, 1998) or, at the Company's option, a rate equal to the then current London Interbank Offered Rate ("LIBOR") for the term selected by the Company plus 2.35% on any principal outstanding; interest is payable on a monthly basis. The Company may request advances on the term loan until August 1, 1998, at which time the balance will be amortized over a 48 month period. The term loan is secured by the Company's property and equipment, and bears interest at a rate of prime plus one-half percent or, at the Company's option, a rate equal to LIBOR for the term selected by the Company plus 2.75% on any principal outstanding. At March 28, 1998, $666,000 was outstanding on the revolving line of credit while no amounts were outstanding under the term loan.

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

         Net cash from operating activities was $532,000 in the first quarter of 1998 compared to net cash used in operating activities of $639,000 in the first quarter of 1997. This fluctuation is primarily attributable to an increase in accounts payable of $866,000 in the first quarter of 1998 compared to a decrease of $1.4 million in the first quarter of 1997, partially offset by an increase in accounts receivable of $606,000 in the first quarter of 1998 compared to an increase of $210,000 in the first quarter of 1997, an increase of inventory of $967,000 in the first quarter of 1998 compared to an increase of $627,000 in the first quarter of 1997, and a decrease in accrued expenses of $30,000 in the first quarter of 1998 compared to an increase of $327,000 in the first quarter of 1997.

         Cash flows used in investing activities, primarily for store expansion, renovation and relocation, were $1.4 million in the first quarter of 1998 compared to $388,000 in the first quarter of 1997. The increase is primarily attributable to opening eight new stores in the first quarter of 1998 compared to three new stores in the first quarter 1997.

         Cash flows from financing activities were $468,000 in the first quarter of 1998 compared to $3.1 million in the first quarter of 1997. Cash flows from financing activities in the first quarter of 1998 primarily reflect $636,000 of net proceeds from the revolving credit facility, partially offset by payment of capital leases of $98,000 and payment of preferred stock dividends of $81,000. Cash flows from financing activities in the first quarter of 1997 reflect net proceeds from the Offering of $5.5 million, partially offset by repayment of the Company's previous revolving line of credit of $2.0 million, repayment of other debt of $358,000 and payment of preferred stock dividends of $83,000.

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

         The Company believes that the cash flow from operations, funds available from the revolving line of credit and term loan, and existing capital lease financing will be sufficient to fund its working capital needs and store expansion and renovation program for at least the next 12 months. However, the Company may seek additional equity or debt financing if it determines that such financing is necessary. There is no assurance that the Company would be able to obtain such financing on terms that are acceptable to the Company.

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

         The Company also generated taxable income in 1997 which it was able to substantially offset with NOL carryforwards. Utilization of the related deferred tax assets which had been fully reserved served to reduce the Company's effective income tax rate in 1997 to an unusually low rate. The Company's effective income tax rate was also impacted by the reversal in the fourth quarter of 1997 of $579,000 of the valuation allowance relating to a portion of the Company's remaining deferred tax assets as of December 27, 1997 as the Company anticipated that the related tax benefits will be realized.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              Not applicable.

                          PART II -- OTHER INFORMATION

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


                                NEW WEST EYEWORKS, INC.



Date:  May 12, 1998             By: /s/ Barry J. Feld
                                   ------------------
                                   Barry J. Feld
                                   President and Chief Executive Officer



Date:  May 12, 1998             By: /s/ Darius J. DiTallo
                                   ----------------------
                                   Darius J. DiTallo
                                   Vice President of Finance and Administration
                                   Chief Financial Officer