Form 10-Q
period 1998-06-27
NEW WEST EYEWORKS INC
filed 1998-08-11
CIK 914538

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 27, 1998

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

Common Stock, $0.01 par value:  4,887,436 (as of August 7, 1998)

                             NEW WEST EYEWORKS, INC.

INDEX                                                                                                          Page
-------------------------------------------------------------------------------------------------------------------
PART I -- FINANCIAL INFORMATION.................................................................................. 3

Item 1.  Financial Statements.................................................................................... 3

Item 2.  Management's Discussion and Analysis of Financial Condition

         and Results of Operations............................................................................... 8

Item 3. Quantitative and Qualitative Disclosures about Market Risk.............................................. 14

PART II -- OTHER INFORMATION.....................................................................................15

Item 1.  Legal Proceedings.......................................................................................15

Item 4.  Submission of Matters to a Vote of Security Holders.....................................................15

                            NEW WEST EYEWORKS, INC.

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEET

                                                                           June 27,           December 27,
                                                                             1998                1997
                                                                             ----                ----
                                                                         (Unaudited)
                                     ASSETS
Current Assets:
   Cash and cash equivalents                                            $     42,000         $    577,000
   Accounts receivable, net                                                2,620,000            1,741,000
   Inventory                                                               4,074,000            3,519,000
   Deferred tax assets                                                       303,000              579,000
   Other current assets                                                      317,000              400,000
                                                                        ------------         ------------

        Total current assets                                               7,356,000            6,816,000

Property and equipment, net                                               11,183,000            9,108,000
Goodwill                                                                     371,000              416,000
Other assets                                                                  13,000               12,000
                                                                        ------------         ------------

        Total assets                                                    $ 18,923,000         $ 16,352,000
                                                                        ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                        4,028,000            4,022,000
   Accrued expenses                                                        1,665,000            1,948,000
   Line of credit                                                          2,483,000               30,000
   Deferred warranty revenues                                                287,000              271,000
   Notes payable and capital lease obligations, current portion              248,000              338,000
                                                                        ------------         ------------

        Total current liabilities                                          8,711,000            6,609,000

Notes payable and capital lease obligations                                  339,000              291,000
                                                                        ------------         ------------

        Total liabilities                                                  9,050,000            6,900,000
                                                                        ------------         ------------

Stockholders' Equity:
   Series A 6% Cumulative Convertible Preferred Stock, $1,000
      par value, 3,960 shares authorized, issued and outstanding           3,960,000            3,960,000
   Series B 6% Cumulative Convertible Preferred Stock, $1,000
      par value, 1,500 shares authorized, issued and outstanding           1,500,000            1,500,000
   Common stock, $0.01 par value, 25,000,000 shares authorized,
      4,887,436 and 4,868,436 shares issued and outstanding at
      June 27, 1998 and December 27, 1997, respectively                       49,000               49,000
   Paid-in capital                                                        15,746,000           15,630,000
   Accumulated deficit                                                   (11,382,000)         (11,687,000)
                                                                        ------------         ------------

        Total stockholders' equity                                         9,873,000            9,452,000
                                                                        ------------         ------------

        Total liabilities and stockholders' equity                      $ 18,923,000         $ 16,352,000
                                                                        ============         ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            NEW WEST EYEWORKS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                            Three Months Ended                       Six Months Ended
                                                       -----------------------------            ----------------------------
                                                                (Unaudited)                            (Unaudited)
                                                       June 27,             June 28,            June 27,            June 28,
                                                         1998                 1997                1998                1997
                                                         ----                 ----                ----                ----
Net sales                                            $ 13,590,000         $ 12,470,000        $ 27,317,000        $ 25,261,000
Cost of sales                                           6,836,000            6,123,000          13,474,000          12,245,000
                                                     ------------         ------------        ------------        ------------
    Gross profit                                        6,754,000            6,347,000          13,843,000          13,016,000

Selling, general and administrative expenses            6,585,000            6,042,000          13,021,000          12,018,000
                                                     ------------         ------------        ------------        ------------
Operating income                                          169,000              305,000             822,000             998,000

Interest income                                                                 29,000                                  42,000
Interest expense                                           51,000               32,000              78,000              85,000
                                                     ------------         ------------        ------------        ------------
Income before income taxes                                118,000              302,000             744,000             955,000

Income tax expense                                         61,000                7,000             277,000              27,000
                                                     ------------         ------------        ------------        ------------
Net income                                                 57,000              295,000             467,000             928,000

Preferred stock dividends                                  81,000               81,000             162,000             162,000
                                                     ------------         ------------        ------------        ------------
Net income (loss) applicable to common shares        $    (24,000)        $    214,000        $    305,000        $    766,000
                                                     ============         ============        ============        ============
Basic and diluted income per share                   $       0.00         $       0.04        $       0.06        $       0.17
                                                     ============         ============        ============        ============
Weighted average shares outstanding - Basic             4,879,000            4,868,000           4,875,000           4,565,000

Weighted average shares outstanding - Diluted           4,879,000            4,898,000           5,007,000           4,598,000

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            NEW WEST EYEWORKS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                 SIX MONTHS ENDED
                                                                                   (Unaudited)
                                                                           -----------------------------
                                                                           June 27,             June 28,
                                                                             1998                 1997
                                                                             ----                 ----
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
   Net income                                                           $    467,000         $    928,000
   Adjustment to reconcile net income to net cash from (used in)
   Operating activities:

      Depreciation and amortization                                          945,000              764,000
      Deferred income taxes                                                  276,000
      Loss on disposal of fixed assets                                        14,000
   Changes in assets and liabilities:

      Accounts receivable                                                   (879,000)            (334,000)
      Inventory                                                             (555,000)            (254,000)
      Other current assets                                                    83,000              229,000
      Accounts payable                                                         6,000           (1,594,000)
      Accrued expenses                                                      (283,000)             590,000
      Deferred warranty revenues                                              16,000              (16,000)
      Other assets and liabilities                                            (1,000)              11,000
                                                                        ------------         ------------

      Net cash from operating activities                                      89,000              324,000
                                                                        ------------         ------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:

   Purchase of property and equipment                                     (2,839,000)            (874,000)
                                                                        ------------         ------------

      Net cash used in investing activities                               (2,839,000)            (874,000)
                                                                        ------------         ------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
   Proceeds from revolving line of credit                                 30,514,000            5,126,000
   Payment on revolving line of credit                                   (28,061,000)          (7,094,000)
   Payment of bridge loans                                                                       (358,000)
   Payment on capital leases                                                (192,000)            (159,000)
   Payment of preferred stock dividends                                     (162,000)            (162,000)
   Net proceeds from common stock offering                                                      5,553,000
   Exercise of stock options                                                 116,000
                                                                        ------------         ------------

      Net cash from financing activities                                   2,215,000            2,906,000
                                                                        ------------         ------------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                              (535,000)           2,356,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               577,000              256,000
                                                                        ------------         ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $     42,000         $  2,612,000
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

2. The results of operations for the periods ended June 27, 1998 are not necessarily indicative of the results to be expected for the full year.

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

5. On July 13, 1998, the Company signed a definitive agreement for National Vision Associates, Ltd. (NASDAQ: NVAL) ("National Vision") to acquire all of the outstanding stock, options and warrants of the Company for $13.00 per share of common stock or approximately $77 million in the aggregate (including approximately $2 million of indebtedness). To effect the transaction, National Vision has commenced a cash tender offer for all the shares of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Unless otherwise stated, references in this report to the second quarter of 1998 and 1997 relate to the periods ended June 27, 1998 and June 28, 1997.

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

         In the first half of 1998, the Company opened 14 stores in Florida malls, one store in a Washington mall, one store in a Washington Fred Meyer, Inc. ("Fred Meyer") host store and one store in an Idaho strip shopping center. The Company also closed two stores in Washington malls, and one store in a Fred Meyer in Idaho. As of August 1, 1998, the Company operated 177 stores in 13 states. As a part of the Company's strategy to expand into new geographic markets, approximately 16 of the 20 to 25 stores planned to open in 1998 will be in Florida, a new market for the Company. Opening stores in new markets, including Florida, may adversely impact profitability in the short-term. Opening new stores in markets already served by the Company may adversely impact existing store profitability and reduce comparable store sales, although the Company believes that such new stores will lead to increased sales and profitability in such markets.

         The Company believes that as incremental sales occur, from both existing stores and new stores, the operating leverage provided by its optical laboratory fixed cost structure will enhance operating margins. However, because it is the Company's accounting policy to expense opening costs as they are incurred, the Company expects that, in the short-term, its operating margins may be adversely affected by increased operating costs associated with new store openings. Costs relating to the opening of 17 new stores during the first half of 1998 totaled $344,000 while opening costs associated with the six new stores opened during the first half of 1997 totaled $79,000.

         The Company's managed optical care business, Vista Eyecare Network, LLC, a wholly owned subsidiary of the Company ("Vista Eyecare Network"), is an increasingly important component of its overall business. In the first half of 1998, net sales generated by the Vista Eyecare Network were $7.7 million (or approximately 28.1% of net sales), a 4.4% increase over the first half of 1997. Vista Eyecare Network sales have a negative impact on the Company's gross profit margin because they are generally transacted at a small discount from the Company's everyday value prices, and the Company expects this negative impact to continue. There is no assurance that sales generated under Vista Eyecare Network will continue to increase at all or at the historical rates experienced by the Company.

RECENT EVENTS

         On July 13, 1998, the Company signed a definitive agreement for National Vision Associates, Ltd. (NASDAQ: NVAL) ("National Vision") to acquire all of the outstanding stock, options and warrants of the Company for $13.00 per share of common stock or approximately $77 million in the aggregate (including approximately $2 million of indebtedness). To effect the transaction, National Vision has commenced a cash tender offer for all the shares of the Company.

YEAR 2000 COMPLIANCE

         Based on a preliminary study by management, the Company does not expect that material costs will be required to modify its computer information systems to enable proper processing of transactions relating to the year 2000 and beyond. In its study, management identified specific information systems which will require modification and developed a project plan to help ensure proper processing of those systems for the year 2000 and beyond. Additionally, the Company is identifying significant vendors and business partners to assess their year 2000 compliance. The Company continues to evaluate the extent to which, if any, corrective action will be necessary. There was no amount incurred in the first half of 1998 for year 2000 technology.

RESULTS OF OPERATIONS

SECOND QUARTER 1998 COMPARED TO SECOND QUARTER 1997

         Net sales increased $1.1 million or 9.0% to $13.6 million during the second quarter of 1998 from $12.5 million during the second quarter of 1997. The net sales increase in the second quarter of 1998 was primarily attributable to the addition of 23 net new stores since the second quarter of 1997 and, to a lesser extent, an increase of 1.1% in comparable store sales.

         Gross profit increased $407,000 to $6.8 million during the second quarter of 1998, a 6.4% increase over gross profit of $6.3 million during the second quarter of 1997. The gross profit margin decreased to 49.7% in the second quarter of 1998 from 50.9% in the second quarter of 1997. This decrease was primarily due to increased store occupancy costs, partially offset by a price increase implemented in January 1998.

         Selling, general and administrative expenses increased to $6.6 million during the second quarter of 1998 compared to $6.0 million during the second quarter of 1997. As a percentage of sales, these expenses were 48.5% during the second quarter of 1998 and the second quarter of 1997. An increase in costs associated with opening nine new stores in the second quarter of 1998 compared to three new stores in the second quarter of 1997 was partially offset by decreased advertising costs in the second quarter of 1998 compared to the second quarter of 1997.

         Interest income decreased by $29,000 in 1997 to no interest income in 1998 due to decreased cash balances.

         Interest expense increased by $19,000 to $51,000 in the second quarter of 1998 from $32,000 in the second quarter of 1997 primarily as a result of a higher average revolving line of credit balance.

         Income tax expense increased by $54,000 to $61,000 in the second quarter of 1998 compared to $7,000 in the second quarter of 1997. The effective income tax rate of 2.3% in the second quarter of 1997 was unusually low as the Company was able to substantially offset taxable income generated by a reduction of a portion of the valuation allowance relating to its deferred tax assets. See "Net Operating Loss Carryforwards."

         As a result of the foregoing, net income decreased by $238,000 or 80.7% to $57,000 in the second quarter of 1998 compared to net income of $295,000 in the second quarter of 1997.

         Dividends were accrued and paid on the Company's Series A and Series B 6% cumulative convertible preferred stock in the aggregate amount of $81,000 in the second quarter of 1998 and the second quarter of 1997.

FIRST SIX MONTHS OF 1998 COMPARED TO FIRST SIX MONTHS OF 1997

         Net sales increased $2.1 million or 8.1% to $27.3 million during the first six months of 1998 from $25.3 million during the first six months of 1997. The net sales increase in the first six months of 1998 was primarily attributable to the addition of 23 net new stores since the first half of 1997 and, to a lesser extent, an increase of 1.0% in comparable store sales.

         Gross profit increased $827,000 to $13.8 million during the first six months of 1998, a 6.4% increase over gross profit of $13.0 million during the first six months of 1997. The gross profit margin decreased to 50.7% in the first six months of 1998 from 51.5% in the first six months of 1997. This decrease was primarily due to increased store occupancy costs, partially offset by a price increase implemented in January 1998.

         Selling, general and administrative expenses increased to $13.0 million during the first six months of 1998 compared to $12.0 million during the first six months of 1997. As a percentage of sales, these expenses increased to 47.7% during the first six months of 1998, from 47.6% during the first six months of 1997. This increase was primarily due to increased costs associated with opening 17 new stores in the first half of 1998 compared to six new stores in the first half of 1997 partially offset by decreased advertising costs in the first half of 1998 compared to the first half of 1997.

         Interest income decreased by $42,000 in 1997 to no interest income in 1998 due to decreased cash balances.

         Income tax expense increased by $250,000 to $277,000 in the first six months of 1998 compared to $27,000 in the first six months of 1997. The effective income tax rate of 2.8% in the first six months of 1997 was unusually low as the Company was able to substantially offset taxable income generated by a reduction of a portion of the valuation allowance relating to its deferred tax assets. See "Net Operating Loss Carryforwards."

         As a result of the foregoing, net income decreased by $461,000 or 49.7% to $467,000 in the first six months of 1998 compared to net income of $928,000 in the first six months of 1997.

         Dividends were accrued and paid on the Company's Series A and Series B 6% cumulative convertible preferred stock, in the aggregate amount of $162,000 in the first six months of 1998 and in the first six months of 1997.

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

         The Company entered into a new $3.0 million revolving line of credit agreement and a $2.0 million term loan agreement with a major national bank in August 1997. The revolving line of credit matures on August 1, 1999, and is secured by the Company's inventory, accounts receivable, and general intangibles. The revolving line of credit bears interest at a rate of prime plus one-eighth percent (8.625% at June 27, 1998) or, at the Company's option, a rate equal to the then current London Interbank Offered Rate ("LIBOR") for the term selected by the Company plus 2.35% on any principal outstanding; interest is payable on a monthly basis. The Company was able to request advances on the term loan until August 1, 1998, at which time the balance began amortizing over a 48 month period. The term loan is secured by the Company's property and equipment, and bears interest at a rate of prime plus one-half percent or, at the Company's option, a rate equal to LIBOR for the term selected by the Company plus 2.75% on any principal outstanding. At June 27, 1998, $2.5 million was outstanding on the revolving line of credit while no amounts were outstanding under the term loan. On June 29, 1998, the

Company transferred $2.0 million from the revolving line of credit to the term loan. As of August 1, 1998, the $2.0 million balance began amortizing over a 48 month period.

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

         Net cash from operating activities was $89,000 in the first half of 1998 compared to $324,000 in the first half of 1997. This fluctuation is primarily attributable to an increase in accounts payable of $6,000 in the first half of 1998 compared to a decrease of $1.6 million in the first half of 1997, a decrease in accrued expenses of $283,000 in the first half of 1998 compared to an increase of $590,000 in the first half of 1997, a decrease in accounts receivable of $879,000 in the first half of 1998 compared to a decrease of $334,000 in the first half of 1997, and net income of $467,000 in the first half of 1998 compared to net income of $928,000 in the first half of 1997.

         Cash flows used in investing activities, primarily for store expansion, renovation and relocation, were $2.8 million in the first half of 1998 compared to $874,000 in the first half of 1997. The increase is primarily attributable to opening 17 new stores in the first half of 1998 compared to six new stores in the first half 1997.

         Cash flows from financing activities were $2.2 million in the first half of 1998 compared to $2.9 million in the first half of 1997. Cash flows from financing activities in the first half of 1998 primarily reflect $2.5 million of net proceeds from the revolving credit facility. Cash flows from financing activities in the first half of 1997 primarily reflect net proceeds from the Offering of $5.5 million, partially offset by repayment of the Company's previous revolving line of credit of $2.0 million and repayment of other debt of $358,000.

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

         The Company believes that the cash flow from operations, funds available from the revolving line of credit, and existing capital lease financing will be sufficient to fund its working capital needs and store expansion and renovation program for at least the next 12 months. However, the Company may seek additional equity or debt financing if it determines that such financing is necessary. There is no assurance that the Company would be able to obtain such financing on terms that are acceptable to the Company.

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

FORWARD-LOOKING STATEMENTS

     Statements that are not historical facts, including statements about the Company's confidence in its prospects and strategies and its expectations about expansion into new markets, including Florida, growth in existing markets, comparable store sales and the Company's ability to attract new sources of financing, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to, (1) uncertainty as to whether the tender offer transaction with National Vision will be completed; (2) the effect of the price point increase which occurred in January 1998; (3) market acceptance risks, including whether or not the Company will be able to successfully implement its value-pricing concept in new geographic markets, most of which include competitors of the Company that have financial and other resources substantially greater than that of the Company, and whether or not the Company will be able to conduct a successful advertising campaign in new and existing markets against better-financed competitors; (4) a slowdown in the growth of managed care in the eyewear industry or in the Company's share of such business, including whether or not federal or state health-care legislation will have an adverse impact on managed care; (5) laboratory capacity and supply constraints, including whether or not as the Company expands into new geographic markets whether it will be able to successfully integrate its new markets into its existing eyewear laboratory manufacturing and distribution system; (6) the negative impact of an accelerated store expansion program on the Company's profitability and operating margins; (7) the Company's ability to attract and retain qualified optometrists; (8) leasing risks, including whether or not the Company will be able to lease prime mall and strip shopping center locations at attractive rates for its expansion into new markets and to fill out its store locations in the Company's existing markets; and (9) the impact of government regulations on the opticians employed by the Company and on the Company's advertising, locations and design of stores, and products sold, which regulations are subject to frequent change and vary widely throughout the states in which the Company operates. These risks and others that are detailed in this Quarterly Report on Form 10-Q must be considered by any investor or potential investor in the Company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 16, 1998, the Company held its annual Stockholders' Meeting. The first matter voted on was the election of Barry J. Feld and Norman C. Harbert. Mr. Feld and Mr. Harbert were re-elected as Directors of the Company for a term expiring in 2001, receiving 4,593,288 votes for election, no votes against, 11,312 abstentions, and 267,836 broker non-votes. The following individuals also continue as Directors of the Company: (1) Ronald E. Weinberg, Chairman of the Board, and Larry I. Pollock (whose terms expire in 1999); (2) Byron S. Krantz (whose term expires in 2000); and (3) Donald M. Gleklen and William P. Sutter, Jr. (who are elected by holders of the Company's Series A and Series B 6% cumulative convertible preferred stock).

         The second proposal was for the ratification of the selection of PricewaterhouseCoopers LLP (successor to Price Waterhouse LLP) as independent accountants. The proposal was approved with 4,593,588 votes in favor of the appointment, no votes against, 11,012 abstentions, and 267,836 broker non-votes.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  NEW WEST EYEWORKS, INC.

Date:  August 11, 1998            By:  /s/ Barry J. Feld
                                     ------------------------------------------
                                     Barry J. Feld
                                     President and Chief Executive Officer

Date:  August 11, 1998            By:  /s/ Darius J. DiTallo
                                     ------------------------------------------
                                     Darius J. DiTallo
                                     Vice President-Finance and Administration
                                     Chief Financial Officer